Form 10-K
period 1993-12-31
QUESTAR PIPELINE CO
filed 1994-03-30
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1993 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM      TO

                    Commission File No. 0-14147

                     QUESTAR PIPELINE COMPANY
      (Exact name of registrant as specified in its charter)

     State of Utah                                87-0307414
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

79 South State Street, P.O. Box 11450, Salt Lake City, Utah 84147
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (801)530-2400

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None

   SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                     9 7/8% Debentures due 2020
                     9 3/8% Debentures due 2021

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 1994. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 1994.
6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

     Registrant meets the conditions set forth in General
Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                         TABLE OF CONTENTS


Heading                                                     Page

                              PART I

Items 1.
and 2.  BUSINESS AND PROPERTIES
           General                                          1
           Transmission System                              2
           Sales for Resale and Gas Supply                  3
           Transportation                                   4
           Gathering                                        6
           Storage                                          6
           Regulatory Environment                           7
           Competition                                      9
           Employees                                       10
           Relationships with Affiliates                   10

Item 3. LEGAL PROCEEDINGS                                  10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                   10

                              PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                    11

Item 6. (Omitted)                                          11

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION       12

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA                                               16

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE                               16

                             PART III

Items
10-13.  (Omitted)                                          16

                              PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                           16

SIGNATURES                                                 38

                             FORM 10-K

                        ANNUAL REPORT, 1993

                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that restructured its operations and activities during 1993 in response to Order No. 636 issued by the Federal Energy Regulatory Commission (the
FERC). The Company discontinued its gas acquisition and sale-for-resale activities effective September 1, 1993. The Company is in a transition period in which it is reshaping its focus, taking increased advantage of its strategic location with access to major producing areas and major pipelines, and expanding the size of its base-load storage reservoir.

     Questar Pipeline is a wholly owned subsidiary of Questar Corporation (Questar). It is engaged in the gathering, processing, transportation, and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. As a "natural gas company," the Company is subject to regulation by the FERC pursuant to the Natural Gas Act of 1938, as amended, and certain other federal legislation.

     Prior to September 1, 1993, the Company purchased gas for resale to its affiliate and only sale-for-resale customer, Mountain Fuel Supply Company (Mountain Fuel). As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also operates the Clay Basin storage project, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in two partnerships, Overthrust Pipeline Company (Overthrust Pipeline) and TransColorado Gas Transmission Company (TransColorado). In February of 1994, Questar Pipeline announced its participation in a third partnership that was organized to construct and operate the "Western Market Center" near the Company's facilities at Muddy Creek in southwestern Wyoming.

     The Company has significant business relationships with its
affiliates, particularly Mountain Fuel.   Mountain Fuel, a
regulated local distribution company that serves over 550,000 customers in Utah and southwestern Wyoming, has reserved approximately 800,000 decatherms (Dth) per day of firm capacity on the Company's transmission system. (A Dth is an amount of heat energy equal to 10 therms or one million Btu. In the Company's system, each thousand cubic feet of gas (Mcf) equals approximately 1.07 Dth.) Questar Pipeline transports natural gas owned by Mountain Fuel and produced from properties operated by Wexpro Company (Wexpro), another affiliate, as well as the natural gas volumes purchased directly by Mountain Fuel from field producers. The Company also transports volumes that are marketed by Universal Resources Corporation (Universal Resources), another affiliate. Universal Resources and the Company are co-owners of Questar WMC Corporation (Questar WMC), a new entity that was organized to be the named partner for the partnership behind the Western Market Center.

     The following diagram sets forth the corporate structure of the Company and certain affiliates:

Questar Corporation
     Questar Pipeline Company
          Questar TransColorado, Inc.
          Questar WMC Corporation
     Universal Resources Corporation
          Questar WMC Corporation
     Mountain Fuel Supply
     Entrada Industries, Inc.
          Celsius Energy Company
          Wexpro Company
     Questar Service Corporation

     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's transmission system includes 1,775 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Mountain Fuel's distribution facilities in Utah and Wyoming. The system includes two major portions, often referred to as the northern and southern systems. The two segments are linked together and have
significant connections with other pipeline systems.   The
northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah. The total transmission mileage reported above includes pipelines associated with the Company's storage fields and tap lines used to serve Mountain Fuel.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     The Company's transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke system," rather than a "long-line" pipeline, because it has multiple interconnections to other major pipeline systems and has access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company (CIG), the middle segment of the Trailblazer Pipeline System (Trailblazer) owned by Wyoming Interstate Company, Ltd. (WIC), Northwest Pipeline Corporation (Northwest Pipeline), Williams Natural Gas Company (Williams), and Kern River Gas Transmission Company (Kern River). These connections have opened markets outside Mountain Fuel's service area and allow the Company to transport gas for others.

     In addition to the transmission system described above, Questar Pipeline has an 18 percent interest and is the operating partner in Overthrust Pipeline, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust Pipeline segment of Trailblazer. Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The Overthrust Pipeline segment is the first of Trailblazer's three segments; it is 88-miles in length and extends from Whitney Canyon in southwestern Wyoming to the vicinity of Rock Springs, Wyoming.

     As the operating partner of Overthrust, the Company is working to resolve some issues relating to its future use. Some Overthrust partners are also shippers that are currently obligated to pay demand costs for the shipment of volumes on Overthrust despite the fact that minimal volumes are physically shipped on it. One of the shippers, Columbia Gas Transmission Corporation, which is an affiliate of an Overthrust partner, Columbia Gulf Transmission Company, is in bankruptcy and is attempting to buy out its obligations as a shipper.

     Questar Pipeline owns and operates a major compressor complex near Rock Springs, Wyoming, that compresses volumes of gas from the Company's transmission system for delivery to the WIC segment of the Trailblazer system and to CIG. The complex has become a major delivery point on Questar Pipeline's system. Five of the Company's natural gas lines are connected to the system at the complex. In addition, both of CIG's Wyoming pipelines and the WIC segment are connected to the complex.

     The Company and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado Pipeline. (Questar TransColorado, Inc., the Company's wholly owned subsidiary is the named partner.) Questar Pipeline's partners include affiliates of Public Service Company of Colorado and KN Energy, Inc. The proposed pipeline is 292 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would interconnect with other major pipeline systems. As designed, the pipeline could transport up to 300 million cubic feet (MMcf) of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. This project has received the necessary environmental clearances; regulatory work is nearing completion. The parties hope to begin construction of the line in 1995. These expectations are contingent upon obtaining sufficient expressions of interest from potential customers.

     Questar Pipeline no longer has the only transmission system with direct access to the major population centers in Utah. The new Kern River pipeline became operational in late February of 1992. This line, built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California, runs through the major population areas of Utah. At the current time, however, no deliveries have been made from the Kern River line to industrial customers in the Wasatch Front area of Utah.

Sales for Resale and Gas Supply

     During the first eight months of 1993, Questar Pipeline sold Mountain Fuel 24,337,000 Dth of gas, at an average price of $3.36 per Dth, compared to 38,981,000 Dth at an average price of $3.41 per Dth in 1992. Comparisons between 1992 and 1993 are misleading, given Questar Pipeline's cessation of sales-for-resale service effective September 1, 1993. Mountain Fuel, however, did satisfy a higher percentage of its total gas requirements with "cost-of-service" gas during the time period that the Company was making sales for resale.

     As a sales-for-resale customer, Mountain Fuel was contractually committed to pay for the demand costs attributable to the firm sales service on Questar Pipeline's system. Pursuant to the Company's tariff on file with the FERC, Mountain Fuel paid monthly demand charges to Questar Pipeline regardless of the volumes actually taken.

     The Company had diversified sources of supply and was not dependent upon any single supplier. It had a balanced and varied portfolio of approximately 100 gas supply contracts with field producers located in southwestern Wyoming, eastern Utah, and western Colorado. This gas supply was purchased to meet the needs of Mountain Fuel; the contracts were transferred to Mountain Fuel, with regulatory approval, effective September 1, 1993.

     Some of the contracts had market responsive provisions that permitted the purchaser to reduce prices or terminate the agreement when contractual prices exceed market prices. Some were "base load" contracts, while others were heating season contracts. Mountain Fuel assumed responsibility for any "take-or-pay" obligations or disputes and any litigation involving the gas purchase contracts.

     Questar Pipeline's average cost of purchased gas decreased from $2.53 per Dth in 1992 to $2.28 per Dth in 1993. This decrease in average cost was directly attributable to the 1993 termination of one of the Company's highest price contracts.

Transportation

     Questar Pipeline's largest transportation customer is Mountain Fuel. During 1993, the Company transported 65,061,000 Dth for Mountain Fuel, compared to 33,883,000 Dth in 1992. These transportation volumes include Mountain Fuel's cost-of-service gas produced by Wexpro, as well as volumes purchased by Mountain Fuel directly from field producers after September 1, 1993. Again, comparisons between 1992 and 1993 are misleading, given Questar Pipeline's cessation of sales-for-resale service, effective September 1, 1993.

     Mountain Fuel converted its firm sales entitlement on Questar Pipeline's transmission system to firm transportation capacity, effective September 1, 1993. Mountain Fuel has a reserved capacity of approximately 800,000 Dth per day, or approximately 85 percent of Questar Pipeline's reserved daily capacity, and will pay an annual demand charge of approximately $49 million for such capacity plus "no-notice" transportation capacity. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from the Company, which are estimated to be approximately $9 million in 1994.

     The Company's total system throughput declined from 243,961,000 Dth in 1992 to 238,586,000 in 1993, with the decrease attributable to a decrease in the volumes transported for customers other than Mountain Fuel. These volumes decreased from 171,097,000 Dth in 1992 to 149,188,000 Dth in 1993. Questar
Pipeline lost some firm transportation customers during 1993.

     Questar Pipeline recovers approximately 94 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline is not significantly affected by fluctuating demand based on the vagaries of weather or commodity prices.

     The Company does have limited opportunities for interruptible transportation service. It, however, is obligated, on an annual basis, to credit 90 percent of the revenues obtained from such service to firm customers after it recovers $1.5 million in revenues associated with interruptible transportation service through facilities that were included in its last general rate case.

     In order to comply with Order No. 636, Questar Pipeline installed additional metering that permits "real time" measurement of gas transported on its system and an electronic bulletin board that allows interested parties to nominate for capacity on such system. Questar Pipeline spent approximately $9 million on such equipment and can recover the costs associated with this equipment upon filing its next general rate case and establishing the prudency of such costs.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. Order No. 636 and the Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or to improve transportation services. During 1993, the Company completed a new 13-mile line from its Muddy Creek facilities to PacifiCorp's Naughton power plant near Kemmerer, Wyoming. It has recently announced a project to expand its southern transmission system to meet market demand for transportation of natural gas volumes from the Piceance Basin in western Colorado. The project will involve upgrading a section of the system as well as installing additional compression and interconnection with CIG and Northwest Pipeline. The Company's announced plan to construct a line running from its Clay Basin storage reservoir to its major compressor complex near Rock Springs, Wyoming during 1993 was postponed due to lack of customer support. See "Regulatory Environment" for a discussion of "at-risk" conditions imposed by the FERC on new construction projects.

     The strategic location of the Company's transmission system in the Rocky Mountain area and its connections with other major pipelines have allowed the Company to transport gas for nonaffiliated customers and to play a role in new projects. The Western Market Center is the latest example of a project in which Questar Pipeline's strategic location is permitting it to expand its activities.

     Through a jointly owned subsidiary, Questar WMC, the Company and Universal Resources are involved with Tenneco, Inc. and Entech, Inc. (a division of Montana Power Company) to develop and operate the Western Market Center at the Muddy Creek pipeline hub in southwestern Wyoming. Several pipelines are located in and interconnected with each other in the area. The location is close to major market areas and significant gas supply basins.

     The partners expect the new market center to be operational in late 1994. It will offer a variety of services such as wheeling, peaking, parking, balancing, and title tracking. The Western Market Center will include a new header facility that will allow pipelines to flow gas in several directions. It will also include a sophisticated electronic bulletin board that will provide customers such as local distribution companies and industrial users with up-to-date information on prices (cash and futures) and supply alternatives.

Gathering

     The Company provides gathering services for Mountain Fuel and other customers under rates that were unbundled from sales-for-resale rates in late 1991. In 1993, Questar Pipeline earned revenues of $20,386,000 for gathering services, compared to $17,822,000 in 1992.

     During 1993, Questar Pipeline spent $5,743,000 to expand its gathering activities by installing new facilities (including dehydration units as well as laterals) at several different areas in southwestern Wyoming and eastern Utah. It plans to spend $16,300,000 in 1994 to expand gathering facilities.

     See "Regulatory Environment" for a discussion of the FERC's efforts to regulate gathering and the Company's position.

Storage

     Underground storage was historically important to pipelines in order to avoid take-or-pay problems, to provide supplies of gas during periods of high gas demand, and to balance the system on a daily basis. Gas is injected into underground formations during periods of low demand and withdrawn during periods of high demand. The restructuring of the pipeline industry, which has been occurring for several years and climaxed during the fall of 1993, significantly increased the importance of storage to other customers, including local distribution companies and marketing entities.

     Questar Pipeline's Clay Basin storage facility in northeastern Utah illustrates the growing significance of underground storage and the transition in the industry. The storage reservoir was originally designed to meet the needs of interstate pipelines, primarily Northwest Pipeline. When it began operating in 1977, it had a certificated capacity of 100 billion cubic feet (Bcf), but the actual utilization rate was significantly lower.

     During the period from 1988 to 1993, Northwest Pipeline restructured its system and needed less storage capacity. Questar Pipeline began offering interruptible storage service to additional customers and has been providing full open-access storage service at Clay Basin since June of 1991. One Seattle-based local distribution company, Washington Natural Gas Company (Washington Natural), signed a 22-year contract for 9.8 Bcf of firm working gas storage capacity per year in 1991.

     In early 1993, the Company offered additional working gas capacity of approximately 10.3 Bcf, which, together with the necessary cushion gas, would utilize the full certificated gas-in-place capacity of 100 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) The success of these efforts motivated Questar Pipeline to request regulatory approval to expand Clay Basin's certificated capacity to 110 Bcf and to add the necessary compressors and storage laterals to expand the working gas capacity from 31 Bcf to 46 Bcf. Questar Pipeline's application was fully supported by firm service customers. Consequently, it was granted the necessary certification in November of 1993.

     The Company is currently installing the necessary equipment and plans to inject the additional cushion gas to support the increased working gas capacity as soon as the facilities are completed. It expects to have the expansion completed in time for working gas to be injected prior to the 1994-95 heating season.

     The storage capacity at Clay Basin is fully subscribed. Mountain Fuel currently has 7.0 Bcf of working gas capacity at Clay Basin and will have 12.5 Bcf after the expansion. Questar Pipeline reserved 3.0 Bcf for maintaining system operations. Other large customers, in addition to Washington Natural and Mountain Fuel, include Northwest Pipeline and BC Gas Inc., a utility in British Columbia.

     Questar Pipeline also owns and operates three smaller storage reservoirs. These projects were developed to serve Mountain Fuel's needs, and Mountain Fuel has 100 percent of the working storage capacity in them. These small reservoirs are used to supplement Mountain Fuel's gas supply needs on peak-days.

Regulatory Environment

     The Company is a natural gas company under the Natural Gas Act and is subject to the jurisdiction of the FERC as to rates and charges for storage and transportation of gas in interstate commerce, construction of new storage and transmission facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.
     This simple factual explanation of federal regulation does not adequately account for the major transformation that has occurred in the natural gas industry within the last several years. Questar Pipeline, in common with other interstate pipelines, chose to terminate its sale-for-resale function when it implemented FERC Order No. 636. To comply with Order No. 636, as amended, the Company restructured its tariff provisions to provide for firm and interruptible transportation and storage service, no-notice transportation service to former sales customers, a capacity release mechanism for shippers and a straight fixed-variable (SFV) rate methodology. It was also required to release its upstream capacity, to provide flexible receipt and delivery points for firm transportation customers, and to provide an interactive electronic bulletin board to assist with the administration of the new provisions.

     The Company filed initial tariff provisions on October 1, 1992, and eventually convinced the FERC that it was necessary to transfer its portfolio of gas purchase contracts and working gas storage capacity to Mountain Fuel. Questar Pipeline's tariff provisions to effect the requirements of Order No. 636 were approved by the FERC effective September 1, 1993, subject to minor tariff changes, which were subsequently approved. Questar Pipeline worked closely with its customers, including Mountain Fuel, to effect the transition as smoothly and efficiently as possible.

     When it was engaged in sales-for-resale activities and had a purchased gas adjustment procedure, Questar Pipeline was required to file a general rate case every three years. It is no longer subject to this requirement. The Company wants to manage its costs and revenues in order to defer or eliminate the need to file a general rate case. Several competing factors must be weighed when making a decision. The Company cannot recover its costs of implementing Order No. 636 or its full cost accrual for postretirement welfare benefits in the absence of a general rate case. Other important considerations include actual revenue generating capability, expectations of allowed return, and revenue crediting issues.

     In a post-Order No. 636 environment, Questar Pipeline cannot expect to receive unconditioned regulatory approvals for new construction proposals without the support of long-term firm service agreements. The FERC is currently imposing at-risk conditions on projects that lack such support. In other words, the FERC is insisting that shareholders, not customers, absorb any underrecovery of costs if the incremental revenues obtained from a new project do not cover the costs. Given the change that has already occurred in the industry and given the expectation of additional change, customers are understandably wary of providing pipelines with long-term contracts for firm service.

     Questar Pipeline opposes the FERC's efforts to exercise jurisdiction over gathering rates and services conducted by pipelines and their affiliates. The FERC has opened a regulatory proceeding and requested information from interested parties on the subject. The Company strongly believes that the Natural Gas Act of 1938, as amended, clearly excludes gathering activities from the FERC's jurisdiction. It also maintains that competition currently exists, often between unregulated entities and pipelines, and that federal regulation is not necessary to promote competition. All gathering services performed by the Company are conducted on an individual contract basis, although Questar Pipeline, under order of the FERC, has included a statement of gathering rates in its tariffs.

     Questar Pipeline has agreed to perform gathering services for Mountain Fuel under a four-year agreement with a rate design that varies from the SFV methodology previously approved by the FERC. The agreement between the parties specifies a cost allocation of 60/40 between reservation and usage charges, respectively. The Company has filed the agreement with the FERC and anticipates receiving the necessary approval.

     Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation (DOT) with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The
Company also complies with the DOT's drug testing regulations and will comply with the DOT's alcohol testing regulations that are scheduled to be effective January 1, 1995.

     In addition to the regulations discussed above, Questar Pipeline's activities in connection with the operation and construction of pipelines, plants, and other facilities for transporting, processing, or storing natural gas and other products are subject to extensive environmental regulation by state and federal authorities, including state air quality control boards and the federal Environmental Protection Agency. These compliance activities increase the cost of planning, designing, installing and operating facilities.

     Environmental compliance problems caused significant delays in two Questar Pipeline construction projects--the Naughton line and the Clay Basin expansion--during 1993. In both cases, the Company believed it complied with written regulations, but was required to provide additional information before obtaining the necessary authorizations.

Competition

     Competition for Questar Pipeline's transportation and gathering services has intensified in recent years. Regulatory changes, such as FERC Order No. 636, have significantly increased customer flexibility and customer responsibility to directly manage their gas supplies. The Company actively competes with other interstate pipelines, intrastate pipelines, and gathering companies to gather and transport gas volumes throughout the intermountain region.

     In common with Questar Pipeline, other pipeline companies are interested in expanding their non-regulated (or less-regulated) activities and are focusing attention on gathering and field service activities. Other pipelines and marketing groups are encroaching on the Company's historic service territory and competing with Questar Pipeline for gathering. It is not uncommon for wells to have connections with more than one gathering system or for producers to insist that gathering systems be tied to more than one pipeline.

     Questar Pipeline's customers have access to a larger universe of service options and providers. They are demanding better service and more flexibility, forcing the Company to improve its accounting processes and electronic communications, to develop balancing and pooling arrangements, and to work with other parties to develop some standard rules within the new environment. The national pipeline grid has become more integrated, even as competition among the pipelines has become more aggressive.

     The Company has several key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline has the Clay Basin storage project, a strategically located storage reservoir that has been successfully operated since 1977 and that is being expanded in response to interest from others. Questar Pipeline also has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas.

     Questar Pipeline has consistently established partnerships with other players to share risks and expand opportunities. The Overthrust Pipeline and TransColorado Pipeline projects involve partners, most of which are significantly larger than the Company. Questar Pipeline's latest partnership--the Western Market Center--is another example of cooperative efforts.

Employees

     As of December 31, 1993, the Company had 470 employees, compared to 455 as of the end of 1992. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

     There are significant business relationships between the Company and its affiliates, particularly Mountain Fuel and Universal Resources. These relationships are described above. See Note I to the financial statements for additional information concerning transactions between the Company and its affiliates.

     The Company obtains data processing and communication services from another affiliate, Questar Service Corporation, under the terms of a written agreement. Questar Service worked closely with the Company to develop the electronic bulletin board that is currently being used by Questar Pipeline and its customers. Questar, the Company's parent, provides certain administrative services, e.g., personnel, legal, public relations, financial, audit, and tax, to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS

     Questar Pipeline is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's outstanding shares of common stock, $1.00 par value, are currently owned by Questar. Information concerning the dividends paid on such stock and the Company's ability to pay dividends is reported in the Statements of Shareholder's Equity and Notes to Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT'S ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Following is a summary of operating income and operating information for the Company's operations:

                                                Year Ended December 31,
                                        1993        1992        1991
                                                (Dollars In Thousands)
OPERATING INCOME
Revenues
  Sales for resale                      $81,813    $133,059    $172,631
  Transportation                         51,590      43,912      41,122
  Gathering                              20,386      17,822       6,926
  Storage                                14,698       7,798       6,572
  Other                                   3,141       1,995       3,049
        Total revenues                  171,628     204,586     230,300
Operating expenses
  Natural gas purchases                  56,022      93,024     124,069
  Operating and maintenance              48,356      46,601      46,699
  Depreciation and amortization          14,084      13,699      13,187
  Other taxes                             3,915       3,842       3,630
                                        122,377     157,166     187,585
        Operating income                $49,251     $47,420     $42,715

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Sales for resale to Mountain
      Fuel                               24,337      38,981      47,634
    Transportation
      For Mountain Fuel                  65,061      33,883      34,581
      For other customers               149,188     171,097     164,989
        Total transportation            214,249     204,980     199,570
        Total system throughput         238,586     243,961     247,204
    Gathering
      For Mountain Fuel                  44,432      48,164      20,110
      For other customers                48,336      25,901      13,641
        Total gathering                  92,768      74,065      33,751
  Natural gas revenues (per dth)
    Sales for resale                      $3.36       $3.41       $3.62
    Transportation                         0.24        0.21        0.21
    Gathering                              0.22        0.24        0.21
Natural gas purchase cost (per dth)       $2.28       $2.53       $2.36

Effective September 1, 1993, Questar Pipeline began operating in accordance with FERC Order No. 636, which restructured the operations of natural gas transmission companies. The order unbundled the sales-for-resale service from the transportation, gathering and storage services. Questar Pipeline eliminated its existing merchant function when it transferred to its affiliate, Mountain Fuel, the rights and obligations of its gas-purchase contracts. These changes affect the comparison of revenues and volumes of the sales-for-resale, transportation, and gathering functions between periods.

Order No. 636 requires a greater percentage of the cost of service to be collected through reservation charges. The percentage of costs included in the demand component of rates increased from 66% prior to implementation to about 94% after implementation. Substantially all of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 98% of firm-transportation contracts have remaining terms of at least six years. The customers can release that capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or approximately 85% of the total reserved daily transportation capacity.

As a result of these changes in the rate structure, Questar Pipeline's transportation throughput volumes do not have a significant impact on short-term operating results. Firm-transportation customers continue to pay the same reservation charges regardless of actual volumes transported. After $1.5 million in revenues are received from interruptible transportation customers, 90% of the remaining revenues from the transportation of gas for interruptible customers is credited back to firm customers. Questar Pipeline is allowed to retain all interruptible-transportation revenues from projects that have not been included in setting existing transportation rates.

Total transmission system throughput decreased 2% in 1993 and 1% in 1992. Throughput for Mountain Fuel (including sales for resale and transportation) increased 23% in 1993 and decreased 11% in 1992. The 1993 increase was primarily due to colder weather in Mountain Fuel's service area. Expiring contracts resulted in decreased throughput for other customers.

Revenues from gathering services were $20,386,000 in 1993, $17,822,000 in 1992 and $6,572,000 in 1991. The 1993 change was due largely to an 87% increase in gathering volumes for customers other than Mountain Fuel. The 1992 increase was mostly due to a change in rate structure that unbundled gathering from sales for resales. Questar Pipeline began billing separately for gas gathering service provided on sales-for-resale volumes in November 1991.

Storage revenues increased 88% in 1993 and 19% in 1992. Customers have subscribed to all available working natural gas storage at Questar Pipeline's Clay Basin storage field. A large portion of the 1993 increase was due to unbundling of storage services for Mountain Fuel that were included with the sales for resale prior to the implementation of Order No. 636.

Order No. 636 allows pipelines to receive rate coverage for all prudently incurred transition costs associated with the restructuring. Questar Pipeline incurred capital costs of approximately $9 million in conjunction with Order No. 636 implementation. Most of these costs were for electronic metering and a bulletin board system and are expected to be included in the next general rate case.

Natural gas purchases decreased 40% in 1993 and 25% in 1992, consistent with changes in sales-for-resale volumes. Operating and maintenance expenses increased 4% in 1993 after remaining level in 1992. Depreciation expense rose 3% in 1993 and 4% in 1992 due to capital expenditure programs.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. The Company is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $1,059,000 in 1993 compared with the costs based on cash payments to retirees plus the prefunding of some benefits totaling $569,000 in 1992 and $560,000 in 1991.

The FERC issued an order granting rate recovery methodology for SFAS No. 106 costs to the extent that pipeline companies contribute the amounts to an external trust. Questar Pipeline expects to receive coverage of future SFAS No. 106 costs in its next general rate case and to recover costs in excess of the amounts currently included in rates for the period from 1993 to the rate case filing if the rate case is filed prior to January 1, 1996. A regulatory asset of $487,000 was recorded in anticipation of future rate coverage.

Debt expense decreased 5% in 1993 because of lower rates. Debt expense increased 1% in 1992.

Interest and other income (expense) in 1993 reflects the impairment of some assets.

The effective income tax rate was 35.6% in 1993, 35.4% in 1992, and 32.9% in 1991. Effective January 1, 1993, the federal income tax rate increased 1% to 35%. Questar Pipeline recorded the change in deferred income taxes resulting from the increase in the federal tax rate as an increase to income taxes recoverable from customers since the regulatory commissions have adopted procedures to include underprovided deferred taxes in rates on a systematic basis.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting to approximately $1,256,000. This amount may be recovered from customers through subsequent rate changes and a regulatory asset will be recorded. The effect on ongoing net income is not expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met the majority of its cash needs for capital expenditures and dividend payments with cash from operations for the last three years. Net cash from operating activities was $68,548,000 in 1993, $41,479,000 in 1992, and $42,850,000 in 1991. Higher income and increased depreciation contributed to the higher 1993 amount. Changes in operating assets and liabilities also provided a source of cash in 1993. As a result of adopting FERC Order No. 636, receivables and payables decreased, and gas stored underground was transferred to Mountain Fuel.

Following is a summary of capital expenditures for 1993, and a forecast of 1994 expenditures, which is subject to board of director approval.

                                        1994
                                     Estimated      1993
                                    (In Thousands)
Clay Basin cushion gas and
  expansion                             $39,000     $30,070
Transmission lines                        7,700       4,856
Gathering facilities                     16,300       5,743
Order 636 transition costs                            4,313
TransColorado pipeline                    2,300         354
General and other                         5,600       2,244
                                        $70,900     $47,580

Questar Pipeline is expanding the capacity of its Clay Basin underground gas storage facility. After expansion, the storage field will have a total capacity of 110 Bcf, including 46 Bcf of working gas storage. Capital expenditures include the purchase of cushion gas. The first phase of the expansion project is expected to be completed in mid-1994.

Questar Pipeline is a one-third partner in the TransColorado pipeline project. The Company estimates the total cost of this project at $184 million, with Questar Pipeline's equity investment approximately $18 million. Construction of the pipeline has been delayed pending receipt of final regulatory approvals and completion of contracts with shippers.

In March 1994, the Company along with affiliate Universal Resources Corporation, Tenneco Gas and Entech Inc. announced plans to establish the first-ever full-service center for marketing natural gas. The facility, to be called The Western Market Center, will begin operations in 1994.
Initial investment by the companies will be $600,000 climbing to $4 million as the center develops.

Questar Pipeline's unconsolidated affiliate, Overthrust Pipeline, has borrowings which are due and subject to refinancing July 30, 1994. There are some uncertainties associated with Overthrust caused by bankruptcy proceedings of Overthrust Pipeline firm-shipper, Columbia Gas Transmission Company. Management cannot presently predict the outcome of the bankruptcy proceedings or its impact on the refinancing of Overthrust Pipeline's debt. At December 31, 1993, the Company's 18% investment in Overthrust Pipeline amounted to $3,740,000.

The Company funded its 1993 capital expenditures primarily with cash provided from operations. The Company expects to finance the 1994 capital expenditure program with cash provided from operations, borrowing under short-term line-of-credit arrangements and issuing common equity.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. This line offers interest rates generally below the prime interest rate and is renewable on an annual basis. At December 31, 1993, there were no outstanding short-term bank loans. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $3,000,000 and had an interest rate of 3.59% at December 31, 1993.

Questar Pipeline's capital structure was 42% long-term debt and 58% common shareholder's equity. Two national debt-rating agencies have rated the Company's long-term debt A1 and A+.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are included in Part IV,
Item 14, herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.


                             PART III

     The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit all information requested in Part III
(Items 10-13).


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a)(1)(2)  Financial Statements and Financial Statement
Schedules. The financial statements and schedules identified on the List of Financial Statements and Financial Statement
Schedules are filed as part of this Report.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.                        Exhibit

  2.*  1   Agreement of Transfer among Mountain Fuel Supply
           Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102 filed February 27, 1985.)

  3.1.* Articles of Incorporation dated January 2, 1975; Articles of Amendment to the Articles of Incorporation dated September 14, 1976; Articles of Amendment to the Articles of Incorporation dated May 25, 1984. (Exhibit No. 3.1. to Registration Statement No. 2-96102 filed February 27, 1985.)

  3.2.* Articles of Amendment to the Articles of Incorporation dated March 7, 1988. (Exhibit No. 3.2.
           to Form 10-K Annual Report for 1987.)

  3.3.*    Bylaws (as amended on August 11, 1992).  (Exhibit No.
           3. to Form 10-Q Report for quarter ended June 30,
           1992.)

  4.1.* Indenture dated June 1, 1990, for 9-7/8% Debentures due 2020, with Morgan Guaranty Trust Company of New
           York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1990.)

  4.2.* Indenture dated as of June 1, 1991, for 9-3/8% Debentures due June 1, 2021, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No.
           4. to Form 10-Q Report for quarter ended June 30,
           1991.)

  10.1.* 1 Overthrust Pipeline Company General Partnership
           Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.* 1 Data Processing Services Agreement effective July 1,
           1985, between Questar Service Corporation and
           Mountain Fuel Resources, Inc.  (Exhibit No. 10.11. to
           Form 10-K Annual Report for 1988.)

  10.3.* 2 Questar Pipeline Company Annual Management Incentive
           Plan, as amended February 11, 1992.  (Exhibit No.
           10.10. to Form 10-K Annual Report for 1991.)

  10.4.* Partnership Agreement for the TransColorado Gas Transmission Company effective June 30, 1990, between KN TransColorado, Inc., Westgas TransColorado, Inc., and Questar TransColorado, Inc. (Exhibit No. 2.8. to Form 10-Q Report for quarter ended June 30, 1990.)

  10.5. 3  Firm Transportation Service Agreement with Mountain
           Fuel Supply Company under Rate Schedule T-1 dated
           August 10, 1993, for a term from November 2, 1993 to
           June 30, 1999.

  10.6. 3  Storage Service Agreement with Mountain Fuel Supply
           Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with term a from September 1, 1993, to August 31, 2008.

  10.7. 3  Storage Service Agreement with Mountain Fuel Supply
           Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, to August 31, 2013.

  22.      Subsidiary Information.

  25.      Power of Attorney.


  * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

  1 The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

  2 Exhibit so marked is management contract or compensation plan or arrangement.

  3 Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1.
The tariff provisions are not filed as part of the exhibit, but are available upon request.

  (b) Questar Pipeline did not file a Current Report on Form 8-K during the last quarter of 1993.

                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FINANCIAL STATEMENT SCHEDULES


                   YEAR ENDED DECEMBER 31, 1993


                     QUESTAR PIPELINE COMPANY

                       SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Pipeline Company are included in Item 8:

             Statements of income -- Years ended December 31,
             1993, 1992 and 1991
             Balance sheets -- December 31, 1993 and 1992 Statements of cash flows -- Years ended December 31, 1993, 1992 and 1991
             Statements of shareholder's equity -- Years ended December 31, 1993, 1992 and 1991
             Notes to financial statements

The following financial statement schedules of Questar Pipeline
Company are included in Item 14(d):

             Schedule II --  Amounts receivable from related
                             parties and underwriters, promoters,
                             and employees other than related
                             parties
             Schedule V  --  Property, plant and equipment
             Schedule VI --  Accumulated depreciation, depletion
                             and amortization of property, plant
                             and equipment
             Schedule X  --  Supplementary income statement
                             information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Board of Directors
Questar Pipeline Company


We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 1993 and 1992, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As  discussed in Note H to the financial statements, in 1993
Questar Pipeline changed its method of accounting for postretirement benefits other than pensions.


ERNST & YOUNG

Salt Lake City, Utah
February 11, 1994

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME

                                              Year Ended December 31,
                                      1993        1992        1991
                                              (In Thousands)
REVENUES
  From unaffiliated customers         $41,354     $34,991     $28,408
  From affiliates - Note I            130,274     169,595     201,892
    TOTAL REVENUES                    171,628     204,586     230,300

OPERATING EXPENSES
  Natural gas purchases -
    Note I                             56,022      93,024     124,069
  Operating and maintenance -
    Note I                             48,356      46,601      46,699
  Depreciation                         14,084      13,699      13,187
  Other taxes                           3,915       3,842       3,630
    TOTAL OPERATING EXPENSES          122,377     157,166     187,585

    OPERATING INCOME                   49,251      47,420      42,715

INCOME FROM UNCONSOLIDATED
  AFFILIATES                              128          61       1,973
INTEREST AND OTHER INCOME
  (EXPENSE) - Note I                     (139)      1,109       1,935
DEBT EXPENSE - Note I                 (13,114)    (13,829)    (13,737)

    INCOME BEFORE INCOME TAXES
      AND CUMULATIVE EFFECT            36,126      34,761      32,886
INCOME TAXES - Note E                  12,851      12,298      10,829

    INCOME BEFORE CUMULATIVE
      EFFECT                           23,275      22,463      22,057

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING FOR INCOME
      TAXES Note E                                    (45)

    NET INCOME                        $23,275     $22,418     $22,057

See notes to financial statements.

QUESTAR PIPELINE COMPANY
BALANCE SHEETS

ASSETS

                                                     December 31,
                                                  1993        1992
                                                    (In Thousands)
CURRENT ASSETS
  Cash and short-term investments -
      Notes B and D                                $1,341      $1,055
  Accounts receivable                               5,653      22,014
  Accounts receivable from affiliates               5,538      26,092
  Inventories, at lower of average cost
      or market
    Materials and supplies                          2,394       1,710
    Gas stored underground                              0      30,097
      Total inventories                             2,394      31,807
  Prepaid expenses and deposits                     2,268       2,193
    TOTAL CURRENT ASSETS                           17,194      83,161

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                    270,343     264,457
  Storage                                         155,414     134,076
  Gathering                                        69,576      63,776
  General and intangible                           36,375      34,063
  Construction work in progress                    29,400      15,551
                                                  561,108     511,923
  Less allowances for depreciation                189,279     175,387
    NET PROPERTY, PLANT AND EQUIPMENT             371,829     336,536

OTHER ASSETS
  Investment in unconsolidated affiliates           7,145       6,653
  Income taxes recoverable from customers
      - Note E                                      2,674         537
  Unamortized costs of reacquired debt              3,719       4,014
  Other                                             3,333       3,004
                                                   16,871      14,208

                                                 $405,894    $433,905

LIABLILTIES AND SHAREHOLDER'S EQUITY

                                                     December 31,
                                                  1993        1992
                                                    (In Thousands)
CURRENT LIABILITIES
  Notes payable to affiliates - Note D             $3,000      $7,500
  Accounts payable and accrued expenses
    Accounts payable                                8,005      25,366
    Accounts payable to affiliates                  1,996       3,190
    Federal income taxes                              242       1,704
    Other taxes                                     1,349       1,260
    Accrued interest                                1,076       1,076
      Total accounts payable and accrued
          expenses                                 12,668      32,596
  Purchased-gas adjustments                             0      16,541
    TOTAL CURRENT LIABILITIES                      15,668      56,637

LONG-TERM DEBT - Notes C and D                    134,487     134,468

DEFERRED CREDITS                                    2,276         341

DEFERRED INCOME TAXES - Note E                     67,335      63,606

COMMITMENTS AND CONTINGENCIES - Note F

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                6,551       6,551
  Additional paid-in capital                       57,034      57,034
  Retained earnings                               122,543     115,268
                                                  186,128     178,853

                                                 $405,894    $433,905

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

                                               Additional
                                     Common     Paid-in     Retained
                                     Stock      Capital     Earnings
                                              (In Thousands)
Balance at January 1, 1991             $6,551     $57,034    $102,793
  1991 net income                                              22,057
  Cash dividends                                              (16,000)

Balance at December 31, 1991            6,551      57,034     108,850
  1992 net income                                              22,418
  Cash dividends                                              (16,000)

Balance at December 31, 1992            6,551      57,034     115,268
  1993 net income                                              23,275
  Cash dividends                                              (16,000)

Balance at December 31, 1993           $6,551     $57,034    $122,543


See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                      1993        1992        1991
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                          $23,275     $22,418     $22,057
  Depreciation                         15,979      15,562      14,900
  Deferred income taxes                 1,592       4,353        (701)
  Income from unconsolidated             (128)        (61)     (1,973)
    affiliates
  Cumulative effect of change
    in accounting for income
    taxes                                              45
                                       40,718      42,317      34,283
  Changes in operating assets
    and liabilities
    Accounts receivable                23,815      (5,973)      6,207
    Federal income taxes               (1,462)        875        (690)
    Inventories                        25,539        (205)     (6,443)
    Prepaid expenses and deposits         (75)        129         391
    Purchased-gas adjustments          (3,441)      8,630       8,878
    Accounts payable and accrued
       expenses                       (18,555)     (5,399)      6,939
    Other                               2,009       1,105      (6,715)
      Net cash provided from
       operating activities            68,548      41,479      42,850

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                   (47,216)    (36,555)    (38,001)
    Other investments                    (364)     (1,383)     (2,090)
      Total capital expenditures      (47,580)    (37,938)    (40,091)
  Distributions from
     unconsolidated affilitates                                 1,950
  Proceeds from (costs of)
      disposition of property,
      plant and equipment                (182)         81         349
  Cash used in investing
      activities                      (47,762)    (37,857)    (37,792)

FINANCING ACTIVITIES
  Issuance of long-term debt                                   84,694
  Repayment of long-term debt                                 (63,985)
  Change in notes payable to
    affiliates                         (4,500)      7,500      (4,500)
  Change in notes receivable
    from affiliates                                 5,000      (5,000)
  Payment of dividends                (16,000)    (16,000)    (16,000)
      Cash used in financing
        activities                    (20,500)     (3,500)     (4,791)
        Change in cash and
        short-term investments            286         122         267
Beginning cash and short-term
  investments                           1,055         933         666
         Ending cash and short-
           term investments            $1,341      $1,055        $933


See notes to financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Business: Questar Pipeline Company (the Company or Questar Pipeline) is a wholly-owned subsidiary of Questar Corporation (Questar). The Company's primary activities are the transportation, gathering and storage of natural gas. Prior to September 1993, Questar Pipeline was also engaged in the sale for resale of natural gas. Significant accounting policies are presented below.

Regulation:   The Company is regulated by the Federal Energy
Regulatory Commission (FERC) which establishes rates for the transporation and storage of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a rate of return on investment. The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates. See Note G.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include several industries that may be impacted differently by changing conditions. The Company believes that credit-related losses are unlikely.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will amortize costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3 to 33% per year and averaging 3.6% in 1993.

Investment in Unconsolidated Affiliates: The Company has an 18% partnership interest in the Overthrust Pipeline Company which built and operates the Overthrust Segment of the Trailblazer Pipeline System. The Company is a one-third partner in the TransColorado Gas Transmission Company, which plans to construct a pipeline from the Piceance Basin in Colorado to connections with other pipelines in northern New Mexico. The Company accounts for its investment in these partnerships using the equity method. The Company's investment in these affiliates equals the underlying equity in net assets.

Income Taxes: On December 31, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 effective January 1, 1992. The deferred tax balance represents the temporary differences between book and taxable income multiplied by the effective tax rates. These temporary differences relate primarily to depreciation. The Company uses the deferral method to account for investment tax credits as required by regulatory commissions. See Note E.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment. This amounted to $856,000 in 1993, $421,000 in 1992, and $371,000 in 1991.

Reclassifications: Certain reclassifications were made to the 1992 and 1991 financial statements to conform with the 1993 presentation.

Note B - Cash and Short-Term Investments

Short-term investments at December 31, 1993, and 1992, valued at cost (approximates market), amounted to $2,406,000 and $3,153,000, respectively. Short-term investments consisted principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note C - Debt

The Company has a short-term line-of-credit arrangement with a bank
under which it may borrow up to $200,000.   This line offers interest
rates generally below the prime interest rate and is renewable on an annual basis. At December 31, 1993, there were no outstanding
short-term bank loans.   Questar loans funds to the Company under a
short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $3,000,000 and had an interest rate of 3.59% at December 31, 1993.

The details of long-term debt at December 31, were as follows:

                                                         1993        1992
                                                           (In Thousands)
  9 3/8% debentures due 2021                             $85,000     $85,000
  9 7/8% debentures due 2020                              50,000      50,000
    Total long-term debt outstanding                     135,000     135,000
  Less unamortized debt discount                             513         532
                                                        $134,487    $134,468

There are no maturities of long-term debt for the five years following December 31, 1993. Cash paid for interest on debt was $13,018,000 in 1993, $13,573,000 in 1992, and $15,173,000 in 1991.

Note D - Estimated Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, were as follows:


                                                     1993                    1992
                                                Carrying   Estimated    Carrying   Estimated
                                                 Amount    Fair Value    Amount    Fair Value
                                              (In Thousands)
Financial assets
    Cash and short-term investments                $1,341      $1,341      $1,055      $1,055
Financial liabilities
    Note payable to affiliates                      3,000       3,000       7,500       7,500
    Long-term debt                                134,487     163,265     134,468     147,507

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Notes payable to affiliates - the carrying amount approximates fair value; (3) Long-term debt - the fair value of long-term debt is based on quoted market prices.

Note E - Income Taxes

The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between the Company and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return except that the Company is paid for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The Company did not restate prior years' financial statements. The application of the new rules did not have a significant impact on the 1992 income before cumulative effect.

The Company records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with the FERC to include under-provided deferred taxes in customer rates
on a systematic basis.   The amounts of income taxes recoverable from
customers was higher in 1993 due to an increase in the federal income tax rate.

The components of income taxes charged to income for years ended
December 31, were as follows:

                                             1993        1992        1991
                                                     (In Thousands)
  Federal
    Current                                  $10,010      $7,352     $11,023
    Deferred                                   1,512       4,160        (521)
  State
    Current                                    1,249         593         507
    Deferred                                      80         193        (180)
                                             $12,851     $12,298     $10,829

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:

                                                 1993        1992        1991
                                                         (In Thousands)
  Income before income taxes                     $36,126     $34,761     $32,886

  Federal income taxes at statutory rate         $12,644     $11,819     $11,181
  State income taxes, net of federal income
    tax benefit                                      892         519         196
  Prior years' tax settlement                       (692)
  Other                                                7         (40)       (548)
    Income tax expense                           $12,851     $12,298     $10,829

Significant components of the Company's deferred tax liabilities and assets at December 31, were as follows:

                                                 1993        1992
                                                (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                 $63,147     $59,908
  Unamortized debt reacquisition costs            1,376       1,445
  Pension costs                                     398         411
  Income taxes recoverable from customers           922         193
  Other                                           2,667       2,850
    Total deferred tax liabilities               68,510      64,807

Deferred tax assets
  Purchased-gas adjustments                                     340
  Other                                           1,175         861
    Total deferred tax assets                     1,175       1,201
    Net deferred tax liabilities                $67,335     $63,606

Cash paid for income taxes was $12,404,000 in 1993, $7,146,000 in 1992, and $12,203,000 in 1991.

Note F - Litigation and Commitments

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note G - Rate Matters

On September 1, 1993, Questar Pipeline began operating in compliance with FERC Order No. 636. The order unbundled the sale-for-resale service from the transportation, gathering and storage services provided by natural gas pipelines. Questar Pipeline eliminated its merchant function. That activity was assumed by Mountain Fuel along with the gas-purchase contracts. In its order approving Questar Pipeline's
Order No. 636 implementation plan, the FERC accepted Questar Pipeline's plan for the assignment of gas-purchase contracts to Mountain Fuel.

Order No. 636 requires a greater percentage of the cost of service to be collected through demand charges. The percentage of costs included in the demand component of rates increased from 66% prior to implementation to about 94% after implementation. The majority of Questar Pipeline's transportation capacity has been reserved by firm transportation customers, which, under Order No. 636, can release that capacity to third parties when it is not required for their own needs. After $1.5 million of revenues are received from interruptible transportation customers, 90% of the remaining revenues from the transportation of gas for interruptible customers is credited back to firm customers. Questar Pipeline is allowed to retain all interruptible transportation revenues on projects that have not been included in the transportation rate case.

Note H - Employment Benefits

Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $1,372,000 in 1993, $1,259,000 in 1992, and $1,137,000 in 1991.

The Company's portion of plan assets and benefit obligations is not determinable because plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1993, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

The Company participates in Questar's Employee Investment Plan, which allows the majority of employees to purchase Questar common stock or other investments through payroll deductions. The Company makes contributions to the plan of approximately 75% of the employees'
purchases.   The Company's expense and contribution to the plan was
$483,000 in 1993, $522,000 in 1992 and $605,000 in 1991.

The Company participates in a Questar program than pays a portion of the health-care costs and all the life insurance costs for retired employees. Effective January 1, 1992, this program was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit Questar's monthly health-care contribution per individual to 170% of the 1992 contribution. Questar's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. Questar Pipeline is amortizing the transition obligation over a 20-year period. The Company's cost of postretirement benefits other than pensions under SFAS No. 106 was $1,059,000 in 1993 compared with the costs based on cash payments to retirees plus the prefunding of some benefits totaling $569,000 in 1992 and $560,000 in 1991. Of the $1,059,000 recognized in
1993, $487,000 was recorded as a regulatory asset to be recovered in a future rate proceeding.

The impact of SFAS No. 106 on the Company's future net income will be mitigated by recovery of these costs from customers. The FERC issued an order granting rate recovery methodology for SFAS No. 106 costs to the extent that the Company contributes the amounts to an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting
to approximately $1,256,000.   The Company plans to record a regulatory
asset for the entire amount in anticipation of future rate recovery.
The effect on ongoing net income is not expected to be significant.

Note I - Related Party Transactions

The Company receives a substantial portion of its revenues from Mountain Fuel. Revenues received from Mountain Fuel amounted to $124,807,000 or 73% of the total in 1993, $161,900,000 or 79% in 1992, and $192,748,000 or 84% in 1991. The Company also received revenues from other affiliated companies totaling $5,072,000 in 1993, $6,730,000 in 1992, and $8,020,000 in 1991.

Natural gas purchases include $4,844,000 in 1993, $11,237,000 in 1992, and $17,337,000 in 1991 from affiliated companies. The Company did not purchase gas for resale after August 31, 1993.

Questar performs certain administrative functions for the Company. The Company was charged for its allocated portion of these services which totaled $3,408,000 in 1993, $3,260,000 in 1992, and $3,316,000 in 1991.
These costs are included in operating and maintenance expenses and are allocated based on each company's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

The Company terminated an operating service agreement on July 1, 1993, with Wexpro Company (Wexpro), a wholly-owned subsidiary of Questar. Under that agreement Wexpro operated certain gathering, compressor, measurement and other production-related facilities owned by the Company. Those functions were subsequently assumed by Company employees. The Company reimbursed Wexpro's expenses with respect to such services and paid a fee equal to 15% of such expenses. The Company paid Wexpro $3,443,000 in 1993, $5,954,000 in 1992, and $5,328,000 in
1991 for such services.

Questar Service Corporation is an affiliated company that provides data processing and communication services to Questar Pipeline. The Company paid Questar Service $6,607,000 in 1993, $5,979,000 in 1992 and
$6,691,000 in 1991.

The Company received interest income from affiliated companies of $327,000 in 1993, $740,000 in 1992, and $1,510,000 in 1991. The Company
had debt expense to affiliated companies of $21,000 in 1993, $39,000 in 1992, and $18,000 in 1991.

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

QUESTAR PIPELINE COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E

                                                                       Balance at
                                   Balance at             Deductions -   End of
                                   Beginning                 Amount    Period --
          Name of Debtor           of Period   Additions   Collected    Current
                                  (In Thousands)
December 31, 1993
Notes receivable from
    Questar Corporation                -         $129,000    $129,000      -

December 31, 1992
Notes receivable from
    Questar Corporation                $5,000     126,700     131,700      -

December 31, 1991
Notes receivable from
    Questar Corporation                -          151,700     146,700      $5,000

SCHEDULE V - PROPERTY , PLANT AND EQUIPMENT

QUESTAR  PIPELINE COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E      COL. F

                                   Balance at                            Other     Balance at
                                   Beginning   Additions                Changes-    End of
          Classification           of Period    At Cost   Retirements Add (Deduct)   Period
                                                                         Note A
                                                          (In Thousands)
Year Ended December 31, 1993
NATURAL GAS PLANT
  Transmission                       $264,457      $6,057        $235         $64    $270,343
  Storage                             134,076      17,643         179       3,874     155,414
  Gathering                            63,776       7,390       1,527         (63)     69,576
  General and intangible               34,063       2,277         661         696      36,375
CONSTRUCTION IN PROGRESS               15,551      13,849                              29,400
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $511,923     $47,216      $2,602      $4,571    $561,108

Year Ended December 31, 1992
NATURAL GAS PLANT
  Transmission                       $251,544     $13,286        $292        ($81)   $264,457
  Storage                             119,677      14,811         237        (175)    134,076
  Gathering                            60,459       4,224         792        (115)     63,776
  General and intangible               31,748       2,628         666         353      34,063
CONSTRUCTION IN PROGRESS               13,945       1,606                              15,551
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $477,373     $36,555      $1,987        ($18)   $511,923

Year Ended December 31, 1991
NATURAL GAS PLANT
  Transmission                       $236,189     $11,917        $397      $3,835    $251,544
  Storage                             104,543      15,149          15                 119,677
  Gathering                            70,862       2,091         162     (12,332)     60,459
  General and intangible               18,352       5,220       2,096      10,272      31,748
CONSTRUCTION IN PROGRESS               10,321       3,624                              13,945
TOTAL PROPERTY, PLANT
  AND EQUIPMENT                      $440,267     $38,001      $2,670      $1,775    $477,373

NOTE A - Other changes include the transfer of a portion of current gas stored underground to cushion gas stored underground in 1993. Remaining other changes consist of transfers to or from affiliated companies.

SCHEDULE VI- ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

QUESTAR PIPELINE COMPANY


              COL. A                 COL. B      COL. C      COL. D      COL. E      COL. F
                                               Additions
                                   Balance at  Charged to                Other     Balance at
                                   Beginning   Costs and                Changes-    End of
          Classification           of Period    Expenses  Retirements Add (Deduct)   Period
                                                                         Note A
                                                          (In Thousands)

Year Ended December 31, 1993
NATURAL GAS PLANT                    $175,387     $15,979      $2,416        $329    $189,279

Year Ended December 31, 1992
NATURAL GAS PLANT                    $161,749     $15,562      $1,926          $2    $175,387

Year Ended December 31, 1991
NATURAL GAS PLANT                    $147,395     $14,900      $1,667      $1,121    $161,749

NOTE A - Other changes consist of transfers to or from affiliated companies.

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

QUESTAR  PIPELINE COMPANY


              COL. A                                         COL. B

               Item                           Charged to Costs and Expenses
                                              (In Thousands)


                                              Year Ended December 31,
                                                  1993        1992        1991

Maintenance and repairs                            $6,868      $6,551      $6,819
Real estate and personal property taxes             2,993       2,775       2,008

The company has no depreciation and amortization of intangible assets, advertising costs, or royalties.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1994.

                              QUESTAR PIPELINE COMPANY
                                 (Registrant)


                              By  /s/ A. J. Marushack
                                 A. J. Marushack
                                 President & Chief Executive
                                 Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ A. J. Marushack    President & Chief Executive Officer;
 A. J. Marushack         Director (Principal Executive Officer)


  /s/ W. F. Edwards      Vice President & Chief Financial
 W. F. Edwards           Officer (Principal Financial
                         Officer)


  /s/ R. P. Ord          Controller & Assistant Treasurer
 R. P. Ord               (Principal Accounting Officer)


*R. D. Cash              Chairman of the Board; Director
*W. F. Edwards           Director
*U. Edwin Garrison       Director
*A. J. Marushack         Director
*Neal A. Maxwell         Director
*Mary Mead               Director


March 28, 1994           *By  /s/ A. J. Marushack
  Date                       A. J. Marushack, Attorney in Fact

                           EXHIBIT INDEX

Sequential    Exhibit
Page Number   Number      Exhibit

              2.* 1 Agreement of Transfer among Mountain Fuel Supply Company, Entrada
                          Industries, Inc. and Mountain Fuel
                          Resources, Inc., dated July 1, 1984.
                          (Exhibit No. 2. to Registration
                          Statement No. 2-96102 filed February
                          27, 1985.)

              3.1.*       Articles of Incorporation dated
                          January 2, 1975; Articles of Amendment
                          to the Articles of Incorporation dated
                          September 14, 1976; Articles of
                          Amendment to the Articles of
                          Incorporation dated May 25, 1984.
                          (Exhibit No. 3.1. to Registration
                          Statement No. 2-96102 filed February
                          27, 1985.)

              3.2.*       Articles of Amendment to the Articles
                          of Incorporation dated March 7, 1988.
                          (Exhibit No. 3.2. to Form 10-K Annual
                          Report for 1987.)

              3.3.*       Bylaws (as amended on August 11,
                          1992).  (Exhibit No. 3. to Form 10-Q
                          Report for quarter ended June 30,
                          1992.)

              4.1.* Indenture dated June 1, 1990, for 9-7/8% Debentures due 2020, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1990.)

              4.2.* Indenture dated as of June 1, 1991, for 9-3/8% Debentures due June 1, 2021, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1991.)

              10.1.* 1 Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

              10.2.* 1 Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel Resources, Inc.
                          (Exhibit No. 10.11. to Form 10-K
                          Annual Report for 1988.)

              10.3.* 2    Questar Pipeline Company Annual
                          Management Incentive Plan, as amended
                          February 11, 1992.  (Exhibit No.
                          10.10. to Form 10-K Annual Report for
                          1991.)

              10.4.*      Partnership Agreement for the
                          TransColorado Gas Transmission Company
                          effective June 30, 1990, between KN
                          TransColorado, Inc., Westgas
                          TransColorado, Inc., and Questar
                          TransColorado, Inc.  (Exhibit No. 2.8.
                          to Form 10-Q Report for quarter ended
                          June 30, 1990.)

              10.5. 3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2,
                          1993 to   June 30, 1999.

              10.6. 3     Storage Service Agreement with
                          Mountain Fuel Supply Company under
                          Rate Schedule FSS, for 3.5 Bcf of
                          working gas capacity at Clay Basin,
                          with term a from   September 1, 1993,
                          to August 31, 2008.

              10.7. 3     Storage Service Agreement with
                          Mountain Fuel Supply Company under
                          Rate Schedules FSS, for 3.5 Bcf of
                          working gas capacity at Clay Basin
                          with a term from   September 1, 1993,
                          to August 31, 2013.

              22.         Subsidiary Information.

              25.         Power of Attorney.


    * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

    1 The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

    2 Exhibit so marked is management contract or compensation plan or arrangement.

    3 Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1.
The tariff provisions are not filed as part of the exhibit, but are available upon request.