Form 10-Q
period 1994-03-31
QUESTAR PIPELINE CO
filed 1994-05-13
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1994

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _____ TO _____

                    Commission File No. 0-14147

                    QUESTAR PIPELINE COMPANY
      (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                     87-0307414
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


P.O. Box 11450, 79 South State Street, Salt Lake City, Utah 84147
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (801) 530-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding as of April 30, 1994
Common Stock, $1.00 par value                     6,550,843
shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          1994        1993        1994       1993
                                      (In Thousands of Dollars)
REVENUES                                  $27,750     $78,151    $121,227  $210,893

OPERATING EXPENSES
  Natural gas purchases                                45,169      10,853    96,796
  Operating and maintenance                11,279      13,745      45,890    48,447
  Depreciation                              3,674       3,456      14,302    13,705
  Other taxes                               1,134       1,043       4,006     3,832
    TOTAL OPERATING EXPENSES               16,087      63,413      75,051   162,780

    OPERATING INCOME                       11,663      14,738      46,176    48,113

INTEREST AND OTHER INCOME                     226          85           2       912

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                   69          18         179        34

DEBT EXPENSE                               (3,203)     (3,314)    (13,003)  (13,779)


    INCOME BEFORE INCOME TAXES              8,755      11,527      33,354    35,280

INCOME TAXES                                3,247       4,145      11,953    12,431

    NET INCOME                             $5,508      $7,382     $21,401   $22,849

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                      March 31,               December 31,
                                          1994        1993        1993
                                                  (In Thousands)
ASSETS
Current assets
  Cash and short-term investments          $2,004                  $1,341
  Notes receivable from parent company                $16,300
  Accounts receivable                      11,221      41,365      11,191
  Inventories                               2,730       9,517       2,394
  Other current assets                      1,989       2,164       2,268
    Total current assets                   17,944      69,346      17,194

Property, plant and equipment             566,191     513,885     561,108
Less allowances for depreciation          193,365     178,898     189,279
    Net property, plant and equipment     372,826     334,987     371,829

Investment in unconsolidated
  affiliates                                7,214       6,824       7,145
Other assets                               10,127       6,867       9,726

                                         $408,111    $418,024    $405,894

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                      $3,031
  Notes payable to affiliates                $300                  $3,000
  Accounts payable and accrued
    expenses                               17,224      19,462      12,668
  Purchased gas adjustments                            12,390
    Total current liabilities              17,524      34,883      15,668

Long-term debt                            134,492     134,473     134,487
Deferred credits                            1,485         782       2,276
Deferred income taxes                      67,474      65,651      67,335
Common shareholder's equity
  Common stock                              6,551       6,551       6,551
  Additional paid-in capital               57,034      57,034      57,034
  Retained earnings                       123,551     118,650     122,543
    Total common shareholder's equity     187,136     182,235     186,128

                                         $408,111    $418,024    $405,894

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                      3 Months Ended
                                       March 31,
                                          1994        1993
                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                               $5,508      $7,382
  Depreciation                              4,091       3,912
  Deferred income taxes                       139       2,045
  Income from unconsolidated
    affiliates                                (69)        (18)
                                            9,669      13,321
  Change in operating assets and
    liabilities                             3,282      12,909
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES             12,951      26,230

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and
      equipment                            (5,089)     (2,290)
    Other investments                                    (153)
      Total capital expenditures           (5,089)     (2,443)
  Proceeds (uses) from disposition of
    property, plant and equipment               1         (73)
      CASH USED IN INVESTING
        ACTIVITIES                         (5,088)     (2,516)

FINANCING ACTIVITIES
  Decrease in notes payable to parent
    company                                (2,700)     (7,500)
  Increase in notes receivable from
    parent company                                    (16,300)
  Payment of dividends                     (4,500)     (4,000)
      CASH USED IN FINANCING
        ACTIVITIES                         (7,200)    (27,800)

      CHANGE IN CASH AND SHORT-TERM
        INVESTMENTS, AND CHECKS
        OUTSTANDING IN EXCESS OF
        CASH BALANCES                        $663     ($4,086)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Accounting for Postemployment Benefits

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,256,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          1994        1993        1994       1993
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For Mountain Fuel                    36,860      13,259      88,662    35,432
      For other customers                  31,203      38,871     141,520   168,153
        Total transportation               68,063      52,130     230,182   203,585
    Sales for resale to Mountain Fuel                  21,039       3,298    42,285
        Total system throughput            68,063      73,169     233,480   245,870
    Gathering
      For Mountain Fuel                    12,065      20,989      35,508    44,252
      For other customers                  11,783       7,590      52,529    31,020
        Total gathering                    23,848      28,579      88,037    75,272
Natural gas revenues (per decatherm)
  Transportation                            $0.23       $0.23       $0.24     $0.22
  Sales for resale                                       2.70        7.57      3.22
  Gathering                                  0.23        0.22        0.22      0.24

Questar Pipeline began operating under Federal Energy Regulatory Commission
(FERC) Order 636 effective September 1, 1993. At that time Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm transportation and gathering volumes do not have a significant impact on current operating results since 94% of the cost of service is recovered in the demand component of rates using the straight fixed-variable rate design. Since this demand component is collected equally each month of the year, revenues collected using the straight fixed-variable rate design in the high-volume first quarter are less than those collected under the rate design in effect during the first quarter of 1993. The straight fixed-variable rate design should result in increased revenues during the second and third quarters of 1994, compared to the same quarters of 1993.

Deliveries to Mountain Fuel (including transportation and sales for resale) were higher in the periods ended March 31, 1994, due to gas transported to storage reservoirs. Transportation for other customers was lower in the 1994 periods because Order 636 rate design changes reduced volumes for interruptible customers.

Gathering volumes for Mountain Fuel decreased in the first quarter of 1994; however, gathering for other customers increased. In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel, which will allocate 60% of the gathering cost of service to the demand component of rates and 40% to the commodity component. Gathering revenues will be increased in the second quarter of 1994, retroactive to September 1, 1993.

Operating and maintenance expenses were lower in the periods ended March 31, 1994, because of the transfer of activities to Mountain Fuel associated with the gas-purchase function and lower variable costs from the reduced system throughput. Depreciation expense was higher in the periods ended March 31, 1994, because of capital spending, primarily for storage and gathering activities.

The effective income tax rate of 37.1% in the first quarter of 1994 was higher than the 36.0% in the first quarter of 1993 because of an increase in the federal income tax rate to 35%.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,256,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

Liquidity and Capital Resources --

Net cash provided from operating activities was $12,951,000 for the first quarter of 1994 compared with $26,230,000 for the same period of 1993. The decrease was due to lower net income, and reduced sources from deferred taxes and working capital. In the Order 636 operating environment, Questar Pipeline does not have the same seasonal changes in working capital as it did in the first quarter of 1993.

Capital expenditures were $5,089,000 in the first quarter of 1994, compared with $2,443,000 in the corresponding 1993 period. Capital expenditures for the calendar year 1994 are estimated at $70,900,000. These capital expenditures will be financed with funds from operations and borrowings from banks or the parent corporation.

The Company had a short-term line-of-credit arrangement with a bank totaling $200,000. As of March 31, 1994, Questar Pipeline had borrowed $300,000 from Questar Corporation.

                              PART II
                         OTHER INFORMATION

     Questar Pipeline Company has nothing to disclose in this section of the report.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)




 May 11, 1994                       /s/ A. J. Marushack
                                   A. J. Marushack
                                   President and Chief
                                     Executive Officer



 May 11, 1994                       /s/ W. F. Edwards
                                    W. F. Edwards
                                    Vice President and Chief
                                      Financial Officer