Form 10-Q
period 1994-06-30
QUESTAR PIPELINE CO
filed 1994-08-11
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1994

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

                Class                       Outstanding as of July 31, 1994
Common Stock, $1.00 par value                 6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                      June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993
                                                     (In Thousands)

REVENUES                                 $29,419    $35,049    $57,169   $113,200   $115,597   $212,306

OPERATING EXPENSES
  Natural gas purchases                               7,869                53,038      2,984     94,842
  Operating and maintenance               10,570     12,324     21,849     26,069     44,136     50,112
  Depreciation                             3,728      3,499      7,402      6,955     14,531     13,718
  Other taxes                              1,237        979      2,371      2,022      4,264      3,867
    TOTAL OPERATING EXPENSES              15,535     24,671     31,622     88,084     65,915    162,539

    OPERATING INCOME                      13,884     10,378     25,547     25,116     49,682     49,767

INTEREST AND OTHER INCOME
     (EXPENSE)                               252        289        478        374        (35)       760

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                  60         21        129         39        218         21

DEBT EXPENSE                              (3,273)    (3,264)    (6,476)    (6,578)   (13,012)   (13,598)


    INCOME BEFORE INCOME TAXES            10,923      7,424     19,678     18,951     36,853     36,950

INCOME TAXES                               4,054      2,646      7,301      6,791     13,361     13,018

    NET INCOME                            $6,869     $4,778    $12,377    $12,160    $23,492    $23,932

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                      June 30,              December 31,
                                      1994       1993       1993
                                                 (In Thousands)
ASSETS
Current assets
  Cash and short-term investments         $1,340                $1,341
  Notes receivable from parent company               $9,900
  Accounts receivable                     12,847     33,879     11,191
  Inventories                              2,892     10,248      2,394
  Other current assets                     1,801      3,945      2,268
    Total current assets                  18,880     57,972     17,194

Property, plant and equipment            587,964    524,313    561,108
Less allowances for depreciation         197,182    182,937    189,279
    Net property, plant and equipment    390,782    341,376    371,829

Investment in unconsolidated affiliates    7,460      6,856      7,145
Other assets                              10,884      6,978      9,726

                                        $428,006   $413,182   $405,894

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                    $2,530
  Notes payable to parent company        $21,100                $3,000
  Accounts payable and accrued expense    12,767     14,282     12,668
  Purchased gas adjustments                          10,571
    Total current liabilities             33,867     27,383     15,668

Long-term debt                           134,497    134,477    134,487
Deferred credits                           2,540        876      2,276
Deferred income taxes                     67,597     67,433     67,335
Common shareholder's equity
  Common stock                             6,551      6,551      6,551
  Additional paid-in capital              57,034     57,034     57,034
  Retained earnings                      125,920    119,428    122,543
    Total common shareholder's equity    189,505    183,013    186,128

                                        $428,006   $413,182   $405,894

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 6 Months Ended
                                                 June 30,
                                                 1994       1993
                                                 (In Thousands)

OPERATING ACTIVITIES
  Net income                                        $12,377    $12,160
  Depreciation                                        8,216      7,870
  Deferred income taxes                                 262      3,827
  Income from unconsolidated affiliates                (129)       (39)
                                                     20,726     23,818
  Change in operating assets and liabilities         (2,472)    10,870

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                       18,254     34,688

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment       (27,170)   (12,664)
    Other investments                                  (186)      (163)
      Total capital expenditures                    (27,356)   (12,827)
  Proceeds (uses) from disposition of property,
    plant and equipment                                   1        (46)

CASH USED IN INVESTING ACTIVITIES                   (27,355)   (12,873)

FINANCING ACTIVITIES
  Increase (decrease) in notes payable to parent     18,100     (7,500)
  Checks outstanding in excess of cash balances                  2,530
  Increase in notes receivable from parent company              (9,900)
  Payment of dividends                               (9,000)    (8,000)

CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                            9,100    (22,870)

      DECREASE IN CASH AND SHORT-TERM
        INVESTMENTS                                     ($1)   ($1,055)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

Note C - Financing

On July 1, 1994 Questar Pipeline received a $25,000,000 capital contribution from its parent company. Proceeds from the capital contribution were used to fund capital expenditures and to repay short-term debt.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                      June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993

Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For Mountain Fuel                   15,204      9,778     52,064     23,037     94,088     40,179
      For other customers                 38,729     41,536     69,932     80,407    138,713    172,550
        Total transportation              53,933     51,314    121,996    103,444    232,801    212,729
    Sales for resale to Mountain Fuel                 3,298                24,337                42,044
        Total system throughput           53,933     54,612    121,996    127,781    232,801    254,773
    Gathering
      For Mountain Fuel                    8,637      6,281     20,702     27,270     37,864     46,519
      For other customers                 12,624     11,809     24,407     19,399     53,344     37,865
        Total gathering                   21,261     18,090     45,109     46,669     91,208     84,384
Natural gas revenues (per decatherm)
  Transportation                           $0.28      $0.23      $0.25      $0.23      $0.25      $0.22
  Sales for resale                                     5.00                  2.99                  3.19
  Gathering                                 0.34       0.22       0.28       0.22       0.25       0.23

Questar Pipeline began operating under Federal Energy Regulatory Commission (FERC) Order 636 effective September 1, 1993. At that time Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm transportation volumes do not have a significant impact on current operating results since 96% of the cost of service is recovered in the demand component of rates using the straight fixed-variable rate design. Since this demand component is collected equally each month of the year, revenues collected using the straight fixed-variable rate design in the high-volume first and fourth quarters are less than those collected under the rate design in effect during the comparable periods of 1993. The straight fixed-variable rate design resulted in increased revenues during the second quarter of 1994, when compared to the same quarter of 1993.

Deliveries to Mountain Fuel were higher in the 3-, 6- and 12-month periods ended June 30, 1994. Transportation for other customers was lower in the 1994 periods because of lower firm transportation contract demand.

In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocates 60% of gathering costs to the demand component of rates and 40% to the commodity component. Gathering revenues were increased $1,335,000 in the second quarter of 1994, to retroactively reflect the FERC approved gathering agreement. Mountain Fuel accounted for 46% of the volumes of gas gathered in the first half of 1994.

Questar Pipeline expanded firm storage service at Clay Basin from 31 to
41.8 Bcf working gas capacity in mid-May 1994. With additional cushion gas, storage capacity will be increased to 46.3 Bcf by the 1995-96 heating season.

Operating and maintenance expenses were lower in the periods ended June 30, 1994, because of lower variable costs caused by reduced system
throughput and lower field gathering costs.   Depreciation expense was
higher in the periods ended June 30, 1994, because of capital spending, primarily for storage and gathering activities.

The effective income tax rate of 37.1% in the first half of 1994 was higher than the 35.8% in the first half of 1993 because of an increase in the federal income tax rate from 34% to 35%.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,256,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $18,254,000 for the first half of 1994 compared with $34,688,000 for the same period of 1993. The decrease was due to reduced sources from deferred taxes and working capital. In the Order 636 operating environment, Questar Pipeline eliminated the purchased gas cost adjustment account and all but 3 Bcf of working gas capacity. As a result, the Company no longer experiences large seasonal changes in working capital as it did in the first six months of 1993.

Investing Activities:

Capital expenditures were $27,356,000 in the first half of 1994, compared with $12,827,000 in the corresponding 1993 period as the Company continues expanding a major gas storage reservoir. Capital expenditures for calendar year 1994 are estimated at $64,500,000.

Financing Activities:

On July 1, 1994 Questar Pipeline received a $25,000,000 capital contribution from its parent company. The Company used the capital contribution to fund capital expenditures and to repay short-term debt borrowed from its parent company.

The Company had a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, its parent company loans funds to the Company under a short-term arrangement. As of June 30, 1994, Questar Pipeline had borrowed $21,100,000 from Questar Corporation.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings.

     a. The Federal Energy Regulatory Commission (the FERC), on May 17, 1994, issued an order disclaiming jurisdiction over the Blacks Fork processing plant, which is being constructed in southwestern Wyoming by a joint venture between Questar Pipeline Company (Questar Pipeline or the Company), through an affiliate, and Coastal Gas Gathering and Processing Company. The plant, which is currently scheduled to be completed in December of 1994, will remove hydrocarbon liquids from gas gathered in the area.

     b. On June 3, 1994, the FERC issued an order granting an application filed by TransColorado Gas Transmission Company (TransColorado) to construct and operate a new interstate gas transmission system. Questar Pipeline, through a subsidiary, has a one-third interest in the proposed TransColorado project, which will extend from producing areas in northwestern Colorado and interconnect with major pipeline systems in northwestern New Mexico. The Company's partners in TransColorado are affiliates of Public Service Company of Colorado and KN Energy Inc.

     TransColorado filed a petition for rehearing on a limited number of issues. On August 1, 1994, the FERC issued an order granting a rehearing for the purpose of further consideration.

     c. On July 11, 1994, Questar Pipeline, as operator of the Overthrust Pipeline Company (Overthrust Pipeline) partnership, filed an offer of settlement in that entity's pending general rate case with the FERC. Comments supporting the settlement offer have been filed by the FERC's staff and shippers that are affiliated with the Overthrust Pipeline partners. In addition to the Company with its 18 percent ownership interest, Overthrust Pipeline partners include CIG Overthrust, Inc., Columbia Gulf Transmission Company, Enron Overthrust Pipeline Company, NGPL - Overthrust Inc., and Tennessee Overthrust Gas Company. As of the date of this report, the FERC has not issued an order concerning the settlement offer.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)

August 11, 1994                     /s/ A. J. Marushack
   (Date)                          A. J. Marushack
                                   President and Chief
                                   Executive Officer


August 11, 1994                     /s/ W. F. Edwards
   (Date)                           W. F. Edwards
                                    Vice President and Chief
                                    Financial Officer