Form 10-Q
period 1994-09-30
QUESTAR PIPELINE CO
filed 1994-11-10
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1994

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

                Class                    Outstanding as of October 31, 1994
Common Stock, $1.00 par value                6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                                 (In Thousands)
REVENUES                              $27,948     $29,317     $85,117    $142,517    $114,228    $209,892

OPERATING EXPENSES
  Natural gas purchases                             2,984                  56,022                  90,718
  Operating and maintenance            10,253      11,491      32,102      37,560      42,898      50,395
  Depreciation                          3,920       3,540      11,322      10,495      14,911      13,701
  Other taxes                           1,046         961       3,417       2,983       4,349       3,908
    TOTAL OPERATING EXPENSES           15,219      18,976      46,841     107,060      62,158     158,722

    OPERATING INCOME                   12,729      10,341      38,276      35,457      52,070      51,170

INTEREST AND OTHER
    INCOME (EXPENSE)                      185         369         663         743        (219)        916

INCOME  FROM  UNCONSOLIDATED
   AFFILIATES                              58          22         187          61         254          15

DEBT EXPENSE                           (3,263)     (3,292)     (9,739)     (9,870)    (12,983)    (13,337)


    INCOME BEFORE INCOME TAXES          9,709       7,440      29,387      26,391      39,122      38,764

INCOME TAXES                            3,612       2,981      10,913       9,772      13,992      13,984

    NET INCOME                         $6,097      $4,459     $18,474     $16,619     $25,130     $24,780

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1994        1993        1993
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments        $249      $1,196      $1,341
  Notes receivable from
    parent company                      4,600
  Accounts receivable                  14,281      24,018      11,191
  Inventories                           2,745       6,203       2,394
  Other current assets                  1,979       1,852       2,268
    Total current assets               23,854      33,269      17,194

Property, plant and equipment         602,129     537,457     561,108
Less allowances for depreciation      201,255     186,956     189,279
    Net property, plant
      and equipment                   400,874     350,501     371,829

Investment in
   unconsolidated affiliates            7,729       6,978       7,145
Other assets                           11,363       9,473       9,726

                                     $443,820    $400,221    $405,894

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to parent company                  $1,400      $3,000
  Accounts payable and
    accrued expenses                  $21,249      13,173      12,668
    Total current liabilities          21,249      14,573      15,668

Long-term debt                        134,501     134,482     134,487
Deferred credits                        4,689         792       2,276
Deferred income taxes                  67,281      66,903      67,335
Common shareholder's equity
  Common stock                          6,551       6,551       6,551
  Additional paid-in capital           82,032      57,034      57,034
  Retained earnings                   127,517     119,886     122,543
    Total common
      shareholder's equity            216,100     183,471     186,128

                                     $443,820    $400,221    $405,894

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1994        1993
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $18,474     $16,619
  Depreciation                                     12,539      11,910
  Deferred income taxes                               (54)      3,297
  Income from
    unconsolidated affiliates                        (187)        (61)
                                                   30,772      31,765
  Change in operating assets
      and liabilities                               6,217      12,615

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     36,989      44,380

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                               (41,668)    (25,730)
    Other investments                                (397)       (264)
      Total capital expenditures                  (42,065)    (25,994)
  Disposition of property,
      plant and equipment                              84        (145)

CASH USED IN INVESTING ACTIVITIES                 (41,981)    (26,139)

FINANCING ACTIVITIES
  Capital contribution                             25,000
  Decrease notes payable to
    parent company                                 (3,000)     (6,100)
  Increase in notes receivable
    from parent company                            (4,600)
  Payment of dividends                            (13,500)    (12,000)

CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                          3,900     (18,100)

    INCREASE (DECREASE) IN CASH
      AND SHORT-TERM INVESTMENTS                  ($1,092)       $141

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1994
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

Note C - Financing

On July 1, 1994, Questar Pipeline received a $25,000,000 capital contribution from its parent company. Proceeds from the capital contribution were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1994

Operating Results --

Following is a summary of operating information for the Company:

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                                          (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $12,251      $9,221     $30,452     $29,067     $42,739     $45,043
    From affiliates                    15,697      20,096      54,665     113,450      71,489     164,849
      Total revenues                  $27,948     $29,317     $85,117    $142,517    $114,228    $209,892
  Operating income                    $12,729     $10,341     $38,276     $35,457     $52,070     $51,170
  Net income                            6,097       4,459      18,474      16,619      25,130      24,780

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
    Transportation
      For Mountain Fuel                10,369      10,557      62,433      33,594      93,900      47,105
      For other customers              49,287      37,538     119,219     117,945     150,462     163,685
        Total transportation           59,656      48,095     181,652     151,539     244,362     210,790
    Sales for resale to
      Mountain Fuel                                                        24,337                  39,235
        Total system throughput        59,656      48,095     181,652     175,876     244,362     250,025
    Gathering
      For Mountain Fuel                 3,514       5,329      19,716      32,599      31,549      50,643
      For other customers              13,577      14,260      42,484      33,659      57,161      42,860
        Total gathering                17,091      19,589      62,200      66,258      88,710      93,503
Natural gas revenues
  (per decatherm)
  Transportation                        $0.28       $0.26       $0.26       $0.24       $0.25       $0.22
  Sales for resale                                                           3.36                    3.24
  Gathering                              0.28        0.22        0.28        0.22        0.26        0.22

Questar Pipeline began operating under Federal Energy Regulatory Commission (FERC) Order 636 effective September 1, 1993. As of that date Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm-transportation volumes do not have a significant impact on current operating results since 96% of the cost of service is recovered in the reservation component of rates
equally each month using the straight fixed-variable rate design.   As a
result of Order 636, no sales-for-resales revenues were collected during the 9- and 12- month periods of 1994.

Substantially all of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 98% of firm-transportation contracts have remaining terms of at least five years. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 85% of total reserved daily transportation capacity.

Transportation for other customers was higher in the 3- and 9-month periods of 1994 reflecting transportation of volumes under capacity release arrangements.

In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocates 60% of gathering costs to the reservation component of rates and 40% to the usage component. Gathering revenues were increased $1,335,000 in the second quarter of 1994, to retroactively reflect the FERC approved gathering agreement. Gathering for Mountain Fuel represented 73% of the revenues from gathering gas in the first nine months of 1994.

Questar Pipeline expanded firm storage service at Clay Basin from 31 to
41.8 Bcf working gas capacity in mid-May 1994, which added quarterly revenues of about $1,500,000. After additional investment in cushion gas, storage capacity will be increased to 46.3 Bcf by the 1995-96 heating season.

Operating and maintenance expenses were lower in the periods ended September 30, 1994, because of lower variable transmission costs and
lower field gathering costs.   Depreciation expense was higher in the
periods ended September 30, 1994, because of capital spending, primarily for storage and gathering activities.

The effective income tax rate was 37.1% in the first nine months of 1994 compared with 37.0% in the first nine months of 1993.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. This did not have an effect on net income since the $1,256,000 liability was offset with a regulatory asset because the Company expects to include these costs in future rates.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $36,989,000 for the first nine months of 1994 compared with $44,380,000 for the same period of 1993. The decrease was due to reduced sources from deferred income taxes and working capital. In the Order 636 operating environment, Questar Pipeline eliminated the purchased-gas adjustments account and all but 3 Bcf of working gas capacity. As a result, the Company no longer experiences the large seasonal changes in working capital as it did prior to Order 636 regulation.

Investing Activities:

Capital expenditures were $42,065,000 in the first nine months of 1994, compared with $25,994,000 in the corresponding 1993 period as the Company continues expanding a major gas storage reservoir. Capital expenditures for calendar year 1994 are estimated at $57,000,000.

Financing Activities:

On July 1, 1994, Questar Pipeline received a $25,000,000 capital contribution from its parent company. Proceeds from the capital contribution were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, its parent company loans funds to the Company under a short-term arrangement. As of September 30, 1994, Questar Pipeline had no loans payable to Questar Corporation.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings.

     On October 24, 1994, the Federal Energy Regulatory Commission (the FERC) approved an offer of settlement that Questar Pipeline Company (Questar Pipeline) filed as operator of the Overthrust Pipeline Company (Overthrust). The settlement offer approved by the FERC established new rates for Overthrust and was a pretax return of 10.2 percent. Overthrust is a partnership that owns and operates an 88-mile line that extends from Whitney Canyon in southwestern Wyoming to the vicinity of Rock Springs, Wyoming. Questar Pipeline has an 18-percent ownership interest in Overthrust; its partners are CIG Overthrust Inc., Columbia Gulf Transmission Company, Enron Overthrust Pipeline Company, NGPL - Overthrust Inc., and Tennessee Overthrust Gas Company.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)



November 10, 1994                   /s/ A. J. Marushack
   (Date)                           A. J. Marushack
                                    President and Chief
                                    Executive Officer



November 10, 1994                   /s/ W. F. Edwards
   (Date)                           W. F. Edwards
                                    Vice President and Chief
                                    Financial Officer