Form 10-K
QUESTAR PIPELINE CO
filed 1995-03-30
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

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

79 South State Street, P.O. Box 11450, Salt Lake City, Utah 84147
(Address of principal executive offices)               (Zip code)
Registrant's telephone number, including area code: (801)530-2400
    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               None
    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None
   SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                     9 7/8% Debentures due 2020
                     9 3/8% Debentures due 2021
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ]   No [  ]
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 19945 $0.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1995. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)
     Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.  BUSINESS AND PROPERTIES
           General............................................  1
           Transmission System................................  2
           Transportation ....................................  4
           Gathering..........................................  5
           Storage............................................  6
           New Ventures.......................................  6
           Regulatory Environment.............................  7
           Competition........................................  8
           Employees..........................................  9
           Relationships with Affiliates......................  9

Item 3. LEGAL PROCEEDINGS.....................................  9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................................  9

                              PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.......................  9

Item 6. (Omitted)..............................................10

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION...........11

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA...................................................15

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE...................................15

                             PART III

Items
10-13.  (Omitted)..............................................15

                              PART IV

Item 14.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K................................15

SIGNATURES.....................................................32

                             FORM 10-K

                        ANNUAL REPORT, 1994

                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

    Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that is currently engaged in the gathering, processing, transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado. During 1994, the Company capitalized on its strategic location, expanded its storage capacity at Clay Basin, built new gathering facilities, and entered a new joint venture to build and operate a processing plant.

    Questar Pipeline is a wholly owned subsidiary of Questar Corporation (Questar). As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the FERC) pursuant to the Natural Gas Act of 1938, as amended, and certain other federal legislation.

    As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers and also gathers gas for such customers. It also operates the Clay Basin storage project, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in three partnerships, Blacks Fork Gas Processing Plant (Blacks
Fork), Overthrust Pipeline Company (Overthrust), and TransColorado Gas Transmission Company (TransColorado).
    The Company has significant business relationships with its
affiliates, particularly Mountain Fuel.   Mountain Fuel, a regulated
local distribution company that serves over 572,000 customers in Utah, southwestern Wyoming, and southeastern Idaho, has reserved approximately 800,000 decatherms (Dth) per day of firm capacity on the Company's transmission system. (A Dth is an amount of heat energy equal to 10 therms or one million Btu. In the Company's system, each thousand cubic feet of gas (Mcf) equals approximately 1.07 Dth.) Questar Pipeline transports natural gas owned by Mountain Fuel and produced from properties operated by Wexpro Company (Wexpro), another affiliate, as well as some natural gas volumes purchased directly by Mountain Fuel from field producers. The Company also transports volumes that are marketed by Universal Resources Corporation (Universal Resources), another affiliate.

    The following diagram sets forth the corporate structure of the Company and certain affiliates:

Questar Corporation
   Entrada Industries, Inc.
      Celsius Energy Company
      Wexpro Company
   Mountain Fuel Supply Company
   QUESTAR PIPELINE COMPANY
      Questar TransColorado, Inc.
      Questar Gas Management Company
   Universal Resources Corporation
   Questar InfoComm, Inc.

     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because it has multiple interconnections to other interstate pipeline systems and has access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company (CIG), the middle segment of the Trailblazer Pipeline System (Trailblazer) owned by Wyoming Interstate Company, Ltd. (WIC), Northwest Pipeline Corporation (Northwest Pipeline), Williams Natural Gas Company (Williams), and Kern River Gas Transmission Company (Kern River). These connections have opened markets outside Mountain Fuel's service area and allow the Company to transport gas for others.

     The Company's transmission system includes 1,761 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Mountain Fuel's distribution facilities in Utah and Wyoming. The system includes two major portions, often referred to as the northern and southern systems. The two segments are linked together and have significant connections with other
pipeline systems.   The northern segment extends from northwestern
Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah. The total transmission mileage reported above includes pipelines associated with the Company's storage fields and tap lines used to serve Mountain Fuel.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     In addition to the transmission system described above, Questar Pipeline has an 18 percent interest and is the operating partner in Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The Overthrust segment is the first of Trailblazer's three segments; it is 88-miles in length and extends from Whitney Canyon in southwestern Wyoming to the vicinity of Rock Springs, Wyoming.

     As the operating partner of Overthrust, the Company is working to resolve some issues relating to its future use. Some Overthrust partners are also shippers that are currently obligated to pay demand costs on Overthrust despite the fact that minimal volumes are physically shipped on it. The partners have recently negotiated a buyout settlement with Columbia Gas Transmission Corporation, which is an affiliate of an Overthrust partner, Columbia Gulf Transmission Company, and which has been in bankruptcy proceedings since July of 1991. The settlement agreement has recently been submitted to the bankruptcy court and the FERC for approval.

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

     The Company and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. (Questar TransColorado, Inc., the Company's wholly owned subsidiary is the named partner.) Questar Pipeline's partners include affiliates of Public Service Company of Colorado and KN Energy, Inc. The proposed pipeline is approximately 300 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would interconnect with other major pipeline systems. As designed, the pipeline could transport up to 300 million cubic feet
(MMcf) of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. This project has received the necessary environmental clearance and regulatory approvals. The project, which was developed prior to the adoption of Order No. 636, needs additional support from customers before construction will begin. The Company and its partners remain optimistic concerning the project and hope that construction can begin in 1996.

     Questar Pipeline no longer has the only transmission system with direct access to the major population centers in Utah. The new Kern River pipeline became operational in late February of 1992. This line, built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California, runs through the major population areas of Utah. A new tap, the Hunter Park tap, has been installed on the Kern River line in Salt Lake County. This new tap makes it possible for Mountain Fuel and other transportation customers to take deliveries from the Kern River line. At the current time, however, no deliveries have been made from the Kern River line to industrial customers in the Wasatch Front area of Utah.


Transportation Service

     Questar Pipeline's largest transportation customer is Mountain Fuel. During 1994, the Company transported 75,941,000 Dth for Mountain Fuel, compared to 65,061,000 Dth in 1993. These transportation volumes include Mountain Fuel's cost-of-service gas produced by Wexpro, as well as volumes purchased by Mountain Fuel directly from field producers after September 1, 1993. (The Company also sold volumes of gas to Mountain Fuel prior to September 1, 1993. Consequently, a direct comparison between Mountain Fuel's transportation volumes in 1993 and 1994 is somewhat misleading.)

     Prior to September 1, 1993, the Company purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of such date, Questar Pipeline discontinued sales-for-resale service and Mountain Fuel converted its firm sales capacity to firm transportation capacity. Mountain Fuel has a reserved capacity of approximately 800,000 Dth per day, or approximately 85 percent of Questar Pipeline's reserved daily capacity. Mountain Fuel paid an annual demand charge of approximately $46.3 million to the Company in 1994, which includes demand charges attributable to firm transportation and "no-notice" transportation. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from the Company, which were approximately $9.8 million during the 12-month period ending August 31, 1994.

     Questar Pipeline recovers approximately 96 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline is not significantly affected by fluctuating demand based on the vagaries of weather or commodity prices.

     The Company's total system throughput, however, did increase from 238,586,000 Dth in 1993 to 250,284,000 Dth in 1994. As previously noted, some of this increase was attributable to increased transportation volumes for Mountain Fuel. The total throughput increase was also attributable to increased volumes for other affiliated customers, primarily Universal Resources (from 35,599,000 Dth in 1993 to 45,093,000 Dth in 1994) and nonaffiliated customers (from 113,589,000 Dth in 1993 to 129,250,000 Dth in 1994).

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. Order No. 636 and the Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity.

     The Company does have limited opportunities for interruptible transportation service. It, however, is currently obligated, on an annual basis, to credit 90 percent of the revenues, net of variable costs, obtained from such service to firm customers after it recovers $1.5 million in revenues associated with interruptible transportation service.

     In order to comply with Order No. 636, Questar Pipeline installed additional metering that permits "real time" measurement of gas transported on its system and an electronic bulletin board that allows interested parties to nominate for capacity on such system. Questar Pipeline spent approximately $4.7 million on such equipment and can recover the costs associated with this equipment upon filing its next general rate case and establishing the prudency of such costs.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or to improve transportation services. The Company has announced plans to expand its southern transmission system to meet market demand for transportation of natural gas volumes from the Piceance Basin in western Colorado. The project will involve upgrading a section of the system as well as installing additional compression. See "Regulatory Environment" for a discussion of "at-risk" conditions imposed by the FERC on new construction projects.

     The Company has recently discontinued its participation in the group organized to develop and operate a proposed market center at the Muddy Creek pipeline hub in southwestern Wyoming. Universal Resources, an affiliate, continues to be involved in this activity.

Gathering

     The Company provides gathering services for Mountain Fuel and other customers. In 1994, Questar Pipeline earned revenues of $23,641,000 for gathering services, compared to $20,386,000 in 1993, but the reported volume of gathered gas decreased from 92,768,000 Dth in 1993 to 83,983,000 Dth in 1994. All gathering services performed by Questar Pipeline are conducted on an individual contract basis although it has included a statement of gathering rates in its tariffs. The Company performs gathering services for Mountain Fuel under a four-year agreement that was filed with and accepted by the FERC during 1994.

     During 1994, Questar Pipeline spent $9,392,000 to expand its gathering activities; projects included installing new facilities
(including dehydration units as well as laterals) at the Birch Creek and Bruff areas in southwestern Wyoming and at Drunkards Wash in eastern Utah.

     The Company intends to continue expanding its gathering facilities and services. It is currently reviewing options to transfer gathering facilities to a subsidiary or affiliate given the FERC's current position that it has no direct jurisdiction over the gathering activities of pipeline affiliates. Current natural gas prices have caused some producers to shut in their wells and to postpone drilling activities; these activities, at least for the short-term, will result in reduced gathering volumes for the Company.

     Questar Pipeline owns 819 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations.


Storage

     Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah. This storage reservoir has been operational since 1977; open-access storage service has been available at Clay Basin since June of 1991. The Company's storage facilities are certificated by the FERC and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC.

     During 1994, Questar Pipeline installed the necessary compressors and storage laterals to offer additional working gas capacity of approximately 15.3 billion cubic feet (Bcf) of gas. The reservoir currently is certificated for 46.3 Bcf of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) As a result of this expansion, Clay Basin's maximum deliverability increased from 500 million cubic feet of gas MMcf per day to 763 MMcf per day.

     Clay Basin's storage capacity is fully subscribed by customers under agreements extending to 30 years. Mountain Fuel currently has
12.5 Bcf of working gas capacity at Clay Basin. Other large customers include Northwest Pipeline; Washington Natural Gas Company, a distribution utility in Washington; and BC Gas Inc., a distribution utility in British Columbia. Storage service is increasingly important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

     Questar Pipeline also owns and operates three smaller storage reservoirs. These projects were developed to serve Mountain Fuel's needs, and Mountain Fuel has 100 percent of the working gas capacity in them. These small reservoirs are used to supplement Mountain Fuel's gas supply needs on peak-days.

     The Company is also determining if there is sufficient customer interest in a new salt-cavern storage project in southwestern Wyoming. In a salt cavern, unlike a depleted gas reservoir, working gas can be cycled more frequently.

New Ventures

     During 1994, Questar Pipeline, through a direct subsidiary, formed a partnership with an affiliate of Coastal Corporation to build and operate a new processing plant in southwestern Wyoming. The $20 million plant, which should become fully operational in the spring of 1995, has a design capacity of 84 MMcf per day and is located in a prolific gas producing area. Natural gas liquids, ethane, propane, butane, and gasoline, will be extracted from the natural gas volumes delivered to the plant. In conjunction with this new processing plant, the Company extended its gathering system to the Birch Creek area, approximately 32 miles north of the plant. The new plant and the expanded gathering system provide producers more options for gathering and processing their gas volumes. Once the liquids are stripped, the natural gas can be transported by pipeline to end-use markets. The processing plant is not subject to the jurisdiction of the FERC and represents Questar
Pipeline's strategy to expand its expertise and its investment in nonregulated activities.

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

     This simple factual explanation of federal regulation does not adequately account for the major transformation that has occurred in the natural gas industry within the last several years. Questar Pipeline, in common with other interstate pipelines, chose to terminate its sale-for-resale function when it implemented FERC Order No. 636. To comply with Order No. 636, as amended, the Company restructured its tariff provisions to provide for firm and interruptible transportation and storage service, no-notice transportation service to former sales customers, a capacity release mechanism for shippers and a straight fixed-variable (SFV) rate methodology. It was also required to discontinue use of upstream capacity in its own name, to provide flexible receipt and delivery points for firm transportation customers, and to provide an interactive electronic bulletin board to assist with the administration of the new provisions.

     When it was engaged in sales-for-resale activities and had a purchased gas adjustment procedure, Questar Pipeline was required to file a general rate case every three years. It is no longer subject to this requirement. The Company, however may determine to file a general rate case before year-end and must weigh several competing factors when making the decision. The Company cannot recover its costs of implementing Order No. 636 or its full cost accrual for postretirement benefits (medical and life) and postemployment benefits (long-term disability) in the absence of a general rate case. Other important considerations include actual revenue generating capability, expectations of allowed return on equity, and revenue crediting issues.

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

     Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation (DOT) with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The Company also complies with the DOT's drug testing regulations and the DOT's new alcohol testing regulations.

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

     As a result, Questar Pipeline's customers have access to a larger universe of service options and providers. They are demanding better service and more flexibility, forcing the Company to improve its accounting processes and electronic communications, to develop balancing and pooling arrangements, and to work with other parties to develop some standard rules within the new environment. The national pipeline grid has become more integrated, even as competition among the pipelines has become more aggressive.

     The Company has several key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline has the Clay Basin storage project, a strategically located storage reservoir that has been successfully operated since 1977, that has been expanded in response to interest from others, and that is fully subscribed by firm-service customers. Questar Pipeline also has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas. As the operator of the new Blacks Fork processing plant, the Company is expanding its activities and expertise. Questar Pipeline intends to expand its processing and field-treatment activities.

     Questar Pipeline has consistently established partnerships with other players to share risks and expand opportunities. The Overthrust pipeline, TransColorado pipeline, and Blacks Fork plant projects involve partners, most of which are significantly larger than the Company.

Employees

     As of December 31, 1994, the Company had 478 employees, compared to 470 as of the end of 1993. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

     There are significant business relationships between the Company and its affiliates, particularly Mountain Fuel and Universal Resources. These relationships are described above. See Note G to the financial statements for additional information concerning transactions between the Company and its affiliates.

     The Company obtains data processing and communication services from another affiliate, Questar InfoComm, Inc. (formerly Questar Service Corporation), under the terms of a written agreement. Questar InfoComm worked closely with the Company to develop the electronic bulletin board that is currently being used by Questar Pipeline and its customers. Questar, the Company's parent, provides certain administrative services, e.g., personnel, legal, public relations, financial, audit, and tax, to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

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

ITEM 7.  MANAGEMENT'S ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Following is a summary of operating income and operating information for the Company's operations:

                                                Year Ended December 31,
                                        1994        1993        1992
                                             (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                        $61,844     $51,590     $43,912
  Gathering                              23,641      20,386      17,822
  Storage                                27,620      14,698       7,798
  Sales for resale                                   81,813     133,059
  Other                                   2,503       3,141       1,995
        Total revenues                  115,608     171,628     204,586
Operating expenses
  Natural gas purchases                              56,022      93,024
  Operating and maintenance              42,778      48,356      46,601
  Depreciation and amortization          15,453      14,084      13,699
  Other taxes                             4,499       3,915       3,842
        Total expenses                   62,730     122,377     157,166
          Operating income              $52,878     $49,251     $47,420

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Transportation
      For Mountain Fuel                  75,941      65,061      33,883
      For other customers               174,343     149,188     171,097
        Total transportation            250,284     214,249     204,980
    Sales for resale to Mountain Fuel                24,337      38,981
        Total system throughput         250,284     238,586     243,961
    Gathering
      For Mountain Fuel                  32,098      44,432      48,164
      For other customers                51,885      48,336      25,901
        Total gathering                  83,983      92,768      74,065

   Clay Basin storage working gas
     volumes (in Bcf)                      41.8        31.0        30.0
  Natural gas revenues (per dth)
    Transportation                        $0.25       $0.24       $0.21
    Gathering                              0.28        0.22        0.24
    Sales for resale                          -        3.36        3.41
  Natural gas purchase cost (per dth          -        2.28        2.53

1994 was the first full year of operations for Questar Pipeline under the regulations of FERC Order No. 636. In this new regulatory environment Questar Pipeline's transportation, gathering and storage services are separate activities, and sales-for-resale services have been discontinued. Firm-transportation volumes do not have a significant impact on current operating results because about 96% of the cost of service is recovered equally each month in the reservation component of rates.

Most of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 92% of firm-transportation contracts have remaining terms of at least
four years.   Firm-transportation customers can release that
capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 85% of the total reserved daily transportation capacity.

Throughput volumes increased 5% in 1994 reflecting increases in services provided to both firm- and interruptible-transportation customers. After $1.5 million of revenues are earned from interruptible-transportation services, 90% of remaining interruptible-transportation revenues are credited back to firm-transportation customers. Throughput volumes for Mountain Fuel, which include sales for resale in 1993 and 1992, declined 15% in 1994 because of warmer weather in Mountain Fuel's service area.

Gathering revenues increased 16% in 1994 and 14% in 1993. Gathering activities were unbundled from the sales function in 1991. Volumes of gas gathered for Mountain Fuel have remained
level for 1994, 1993 and 1992.   However, billings for gas
gathered for Mountain Fuel in 1993 and 1992 were based on imputed volumes, which were substantially higher than volumes gathered. Gas volumes gathered for other customers have increased. Questar Pipeline has expanded its gas gathering operations in the past several years in the Birch Creek, Bruff and Henry areas of southwestern Wyoming.

Questar Pipeline began a program in 1993 to expand firm-storage service offered at its Clay Basin storage
facility.   Working gas storage capacity was increased to 31
Bcf in 1993 and to 41.8 Bcf beginning May 1994. Planned capacity of 46.3 Bcf is projected beginning mid-year 1995. Storage capacity at year-end 1994 was 100% subscribed with contractual terms extending from seven to 30 years. Firm-storage revenues increased 20% to $22,400,000 in 1994 as a result of increased capacity and the associated service at Clay Basin, and unbundling and reclassifying peaking storage service from sales-for-resale revenues. Peaking storage is designed to meet peak daily demand requirements of Mountain Fuel.

Questar Pipeline, through a partnership, is a 50% owner of a
gas processing plant in southwestern Wyoming.   The Blacks
Fork Processing plant cost $19.7 million to build and will be operational in the first half of 1995.

Under the terms of Order No. 636, Questar Pipeline is no longer required to file rate cases every three years.
However, with its capital expenditure program, recent adoption of new accounting rules for postemployment and postretirement costs, and loss of interruptible-transportation revenues, the Company is considering filing a rate case in 1995.

The Company did not purchase gas for resale after August 31, 1993. Natural gas purchases decreased 40% in 1993 and 25% in 1992 consistent with changes in sales-for-resale volumes. Operating and maintenance expenses decreased 12% in 1994 because of eliminating volume and fuel usage costs associated with the resale of natural gas. Operating and maintenance expenses increased 4% in 1993 because of higher labor and supplies costs. Depreciation expense was 10% higher in 1994 and 3% higher in 1993 as a result of Questar Pipeline's capital expenditure program. Interest and other income (expense) in 1994 and 1993 includes the reduction in value of certain investments.

The effective income tax rate was 33.6% in 1994, 35.6% in 1993, and 35.4% in 1992. A 1994 reversal of $1,245,000 of income tax expense previously expensed resulted in a lower effective income tax rate. The adjustment resulted from the exclusion from taxable income of the transportation revenues recorded on cushion gas transported into storage.

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $1,256,000 offset by a regulatory asset. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when paid. By December 1994 the total liability had dropped to $450,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. The Company expects to recover SFAS No.112 costs in a subsequent rate filing.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities decreased 42% in
1994 after increasing 65% in 1993. Net cash provided from operating activities was $39,675,000 in 1994, $68,548,000 in
1993, and $41,479,000 in 1992.  Cash flow generated by income and depreciation has grown steadily in the period from 1992 through 1994. The balance of operating assets and liabilities changed dramatically in 1993. as a result of adopting FERC Order
No.636.   Balances in receivables and payables decreased, and gas
stored underground was transferred to Mountain Fuel.

Investing Activities

Following is a summary of capital expenditures for 1994, 1993 and a forecast of 1995 expenditures:

                                        1995
                                     Estimated      1994        1993
                                    (In Thousands)
Clay Basin cushion gas and expansion     $8,700     $42,196     $30,070
Other storage                             4,200
Transmission lines                       12,300       1,878       4,856
Gathering facilities                      8,200       9,392       5,743
Order 636 transition costs                              421       4,313
Partnerships                              2,000         614         354
General and other                         5,600       3,726       2,244
                                        $41,000     $58,227     $47,580

Questar Pipeline has completed the majority of work expanding the capacity of its Clay Basin underground gas storage facility, which involves building compression facilities and injecting cushion gas into the reservoir. After expansion, the storage field will have a total capacity of 110 Bcf, including 46.3 Bcf of working-gas storage. The first phase of the project was completed in May 1994 with an increase in working-gas capacity to 41.8 Bcf. The final phase is scheduled for completion by mid 1995.

Capital projects also added 14 miles of transmission lines and 42 miles of gathering lines in 1994. A major increase in gathering lines will enable Questar Pipeline to provide service to gas producers in the Birch Creek area of southwestern Wyoming.

The pipeline has announced plans to expand and enhance its southern pipeline system to meet market demand for natural gas transportation from the productive Piceance Basin in western Colorado. The pipeline has filed a request with the FERC to upgrade 26.4 miles of its Main Line No. 68 west of Rifle, Colorado. An existing 10-inch line will be replaced with 14-inch to upgrade Questar Pipeline's southern system. Construction is planned for the summer of 1995.

During 1994, the FERC authorized construction of the TransColorado Pipeline, a proposed $184 million, 292-mile interstate gas transmission line that will run from producing areas and pipeline interconnects in northwest Colorado to a gas hub in New Mexico. Questar Pipeline is a one-third partner in the project. Additional market support is needed before construction can begin.

Questar Pipeline's unconsolidated affiliate, Overthrust Pipeline, has some uncertainty caused by the bankruptcy proceedings of a partner and firm-shipper, Columbia Gas Transmission Corporation. Columbia Gas and Overthrust have negotiated a buyout settlement. The settlement has recently been submitted to the bankruptcy court and the FERC for approval.

Financing Activities

The Company funded its 1994 capital expenditures primarily with cash provided from operations and a capital contribution. The Company expects to finance the 1995 capital expenditure program with cash provided from operations and borrowings from Questar.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000, below the prime interest rate. The arrangements are renewable on an annual basis. At December 31, 1994, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $14,600,000 with an interest rate of 6.11% at December 31, 1994.

On July 1, 1994 Questar Pipeline received a $25,000,000 capital contribution from Questar.

Questar Pipeline's capital structure was 38% long-term debt and 62% common shareholder's equity. Moody's and Standard and Poors have rated the Company's long-term debt A1 and A+.

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


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements identified on the List of Financial Statements are filed as part of this Report.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.                        Exhibit

  2.*1 Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration
           Statement No. 2-96102 filed February 27, 1985.)

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

  10.1.*1 Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*1 Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel
           Resources, Inc. (Exhibit No. 10.11. to Form 10-K Annual Report for 1988.)

  10.3.2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 14, 1995.

  10.4.* Partnership Agreement for the TransColorado Gas Transmission Company effective June 30, 1990, between KN TransColorado, Inc., Westgas TransColorado, Inc., and Questar TransColorado, Inc. (Exhibit No. 2.8. to Form 10-Q Report for quarter ended June 30, 1990.)

  10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 to June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with term a from September 1, 1993, to August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, to August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.2 Questar Pipeline Company Deferred Compensation Plan for Directors, as amended and restated April 30, 1991.

  10.9. Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

  22.      Subsidiary Information.

  25.      Power of Attorney.

  27.      Financial Data Schedule.

  *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

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

  (b) Questar Pipeline did not file a Current Report on Form 8-K during the last quarter of 1994.

                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   YEAR ENDED DECEMBER 31, 1994


                     QUESTAR PIPELINE COMPANY

                       SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Pipeline Company are included in Item 8:

             Statements of income -- Years ended December 31, 1994, 1993 and 1992
             Balance sheets --  December 31, 1994 and 1993
             Statements of cash flows -- Years ended December 31, 1994, 1993 and 1992
             Statements of shareholder's equity -- Years ended December 31, 1994, 1993 and 1992
             Notes to financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors



Board of Directors
Questar Pipeline Company


We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 1994 and 1993, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note F to the financial statements, Questar
Pipeline Company changed its method of accounting for postemployment benefits.


ERNST & YOUNG LLP

Salt Lake City, Utah
February 10, 1995

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
REVENUES
  From unaffiliated customers                 $40,412     $41,354     $34,991
  From affiliates - Note G                     75,196     130,274     169,595
    TOTAL REVENUES                            115,608     171,628     204,586

OPERATING EXPENSES
  Natural gas purchases - Note G                           56,022      93,024
  Operating and maintenance - Note G           42,778      48,356      46,601
  Depreciation                                 15,453      14,084      13,699
  Other taxes                                   4,499       3,915       3,842
    TOTAL OPERATING EXPENSES                   62,730     122,377     157,166

    OPERATING INCOME                           52,878      49,251      47,420

INCOME FROM UNCONSOLIDATED
    AFFILIATES                                    229         128          61
INTEREST AND OTHER INCOME
  (EXPENSE) - Note G                           (1,124)       (139)      1,109
DEBT EXPENSE                                  (13,107)    (13,114)    (13,829)

    INCOME BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT                     38,876      36,126      34,761

INCOME TAXES - Note D                          13,047      12,851      12,298

INCOME BEFORE
     CUMULATIVE EFFECT                         25,829      23,275      22,463

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME
    TAXES - Note D                                                        (45)

       NET INCOME                             $25,829     $23,275     $22,418

See notes to financial statements.

QUESTAR PIPELINE COMPANY
BALANCE SHEETS

ASSETS
                                                          December 31,
                                                        1994        1993
                                                         (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Note C                 $1,448      $1,341
  Accounts receivable                                      13,234       5,653
  Accounts receivable from affiliates                       2,002       5,538
  Federal income tax receivable                             1,080
  Inventories, at lower of average cost or market           2,583       2,394
  Prepaid expenses and deposits                             2,809       2,268
    TOTAL CURRENT ASSETS                                   23,156      17,194

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                            273,673     270,343
  Storage                                                 210,162     155,414
  General and intangible                                   39,061      36,375
  Construction work in progress                            11,812      29,400
                                                          615,313     561,108
  Less allowances for depreciation                        203,008     189,279
    NET PROPERTY, PLANT AND EQUIPMENT                     412,305     371,829

OTHER ASSETS
  Investment in unconsolidated affiliates                   7,988       7,145
  Income taxes recoverable from customers - Note D          3,666       2,674
  Unamortized costs of reacquired debt                      3,426       3,719
  Other                                                     4,502       3,333
                                                           19,582      16,871

                                                         $455,043    $405,894

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                             December 31,
                                                          1994        1993
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Notes B and C                $14,600      $3,000
  Accounts payable and accrued expenses
    Accounts payable                                        9,368       8,005
    Accounts payable to affiliates                          1,436       1,996
    Federal income taxes                                                  242
    Other taxes                                             1,425       1,349
    Accrued interest                                        1,076       1,076
       Total accounts payable and accrued expenses         13,305      12,668
    TOTAL CURRENT LIABILITIES                              27,905      15,668

LONG-TERM DEBT - Notes B and C                            134,506     134,487

DEFERRED CREDITS                                            4,861       2,276

DEFERRED INCOME TAXES - Note D                             68,814      67,335

COMMITMENTS AND CONTINGENCIES - Note E

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                        6,551       6,551
  Additional paid-in capital                               82,034      57,034
  Retained earnings                                       130,372     122,543
                                                          218,957     186,128


                                                         $455,043    $405,894

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                                      (In Thousands)
Balance at January 1, 1992                     $6,551     $57,034    $108,850
  1992 net income                                                      22,418
  Cash dividends                                                      (16,000)
Balance at December 31, 1992                    6,551      57,034     115,268
  1993 net income                                                      23,275
  Cash dividends                                                      (16,000)
Balance at December 31, 1993                    6,551      57,034     122,543
  Capital contribution                                     25,000
  1994 net income                                                      25,829
  Cash dividends                                                      (18,000)
Balance at December 31, 1994                   $6,551     $82,034    $130,372

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $25,829     $23,275     $22,418
  Depreciation                                 17,078      15,979      15,562
  Deferred income taxes                         1,479       1,592       4,353
  Income from unconsolidated affiliates          (229)       (128)        (61)
  Cumulative effect of change in
   accounting for income taxes                                             45
                                               44,157      40,718      42,317
  Changes in operating assets
     and liabilities
    Accounts receivable                        (4,045)     23,815      (5,973)
    Federal income taxes                       (1,322)     (1,462)        875
    Inventories                                  (189)     25,539        (205)
    Prepaid expenses and deposits                (541)        (75)        129
    Accounts payable and accrued expenses         879     (18,466)     (5,399)
    Purchased-gas adjustments                              (3,441)      8,630
    Other                                         736       1,920       1,105
      Net cash provided from
         operating activities                  39,675      68,548      41,479

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                          (57,613)    (47,216)    (36,555)
    Other investments                            (614)       (364)     (1,383)
      Total capital expenditures              (58,227)    (47,580)    (37,938)
  Proceeds from (costs of) disposition
    of property, plant and equipment               59        (182)         81
      Cash used in investing activities       (58,168)    (47,762)    (37,857)

FINANCING ACTIVITIES
  Capital contribution                         25,000
  Change in notes payable to Questar           11,600      (4,500)      7,500
  Change in notes receivable from Questar                               5,000
  Payment of dividends                        (18,000)    (16,000)    (16,000)
      Cash provided by (used in)
          financing activities                 18,600     (20,500)     (3,500)
       Change in cash and
             short-term investments               107         286         122
   Beginning cash and
     short-term investments                     1,341       1,055         933
Ending cash and short-term investments         $1,448      $1,341      $1,055


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

Regulation:   The Company is regulated by the Federal Energy
Regulatory Commission (FERC) which establishes rates for the transportation and storage of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a rate of return on investment. The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered. Questar Pipeline periodically collects revenues subject to possible refunds pending final orders from the FERC. The Company establishes reserves for revenues collected subject to refund.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. The Company believes that it has adequately reserved for expected credit-related losses and that the carrying amount of trade receivables approximates fair value.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will amortize costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3 to 33% per year and averaging 3.6% in 1994.

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

Income Taxes: On January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109. The deferred tax balances represent the temporary differences between book and taxable income multiplied by the effective income tax rates. These temporary differences relate primarily to depreciation. The Company uses the deferral method to account for investment tax credits as required by the FERC.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment. This amounted to $976,000 in 1994, $856,000 in 1993, and $421,000 in 1992.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note B - Debt

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000, below the prime interest rate. The arrangements are renewable on an annual basis. At December 31, 1994, no amounts were borrowed under this arrangement. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $14,600,000 with an interest rate of 6.11% at December 31, 1994. Outstanding short-term notes payable to Questar totaled $3,000,000 with an interest rate of 3.59% at December 31, 1993.

The details of long-term debt at December 31, were as follows:

                                              1994       1993
                                                (In Thousands)
  9 3/8% debentures due 2021                  $85,000     $85,000
  9 7/8% debentures due 2020                   50,000      50,000
    Total long-term debt outstanding          135,000     135,000
  Less unamortized debt discount                  494         513
                                             $134,506    $134,487

There are no maturities of long-term debt for the five years following December 31, 1994. Cash paid for interest on debt was $13,065,000 in 1994, $13,018,000 in 1993, and $13,573,000 in 1992.

Note C - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, were as follows:

                                              1994                    1993
                                             Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                             (In Thousands)
Financial assets
    Cash and short-term investments            $1,448      $1,448      $1,341      $1,341
Financial liabilities
    Short-term loans                           14,600      14,600       3,000       3,000
    Long-term debt                            134,506     134,429     134,487     163,265

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the fair value of long-term debt is based on quoted market prices.

Note D - Income Taxes

The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Questar Pipeline and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Questar Pipeline is also paid for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The Company did not restate prior years' financial statements. The application of the new rules did not have a significant impact on the 1992 income before cumulative effect.

Questar Pipeline records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with the FERC to include under-provided deferred taxes in customer rates on a systematic basis.

The components of income taxes charged to income for years ended
December 31, were as follows:

                                              1994        1993        1992
                                                      (In Thousands)
Federal
    Current                                   $10,571     $10,010      $7,352
    Deferred                                    1,436       1,512       4,160
State
    Current                                       997       1,249         593
    Deferred                                       43          80         193
                                              $13,047     $12,851     $12,298

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:

                                              1994        1993        1992
                                                      (In Thousands)
Income before income taxes                    $38,876     $36,126     $34,761

Federal income taxes at statutory rate        $13,607     $12,644     $11,819
State income taxes, net of federal
   income tax benefit                             691         892         519
Prior years' tax settlement                                  (692)
Tax adjustment on revenues from cushion
     gas transported into storage              (1,245)
Other                                              (6)          7         (40)
    Income tax expense                        $13,047     $12,851     $12,298

Effective income tax rate                        33.6%       35.6%       35.4%

Significant components of the Company's deferred tax liabilities and assets at December 31, were as follows:

                                              1994        1993
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $64,002     $63,147
  Unamortized debt reacquisition costs          1,267       1,376
  Pension costs                                   535         398
  Income taxes recoverable from customers       1,914         922
  Other                                         3,263       2,667
    Total deferred tax liabilities             70,981      68,510

Deferred tax assets                             2,167       1,175
    Net deferred tax liabilities              $68,814     $67,335

Cash paid for income taxes was $14,404,000 in 1994, $12,404,000 in 1993, and $7,146,000 in 1992.

Note E - Rate Matters, Litigation and Commitments

Under the terms of Order No. 636, Questar Pipeline is no longer required to file rate cases every three years. However, with its capital expenditure program, recent adoption of new accounting rules for postemployment and postretirement costs, and loss of interruptible transportation revenues, the Company is considering filing a rate case in 1995.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note F - Employment Benefits

Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $1,201,000 in 1994, $1,372,000 in 1993 and $1,259,000 in 1992.

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1994, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

The Company participates in Questar's Employee Investment Plan, which allows the majority of employees to purchase Questar stock or other investments with payroll deductions. The Company makes contributions to the plan of approximately 75% of the employee's purchases. The Company's expense and contribution to the plan was $503,000 in 1994, $483,000 in 1993 and $522,000 in 1992.

The Company participates in a Questar program that pays a portion of the health-care costs and all the life insurance costs for retired employees. . Questar's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. Questar Pipeline is amortizing the transition obligation over a 20-year period. The Company's cost of postretirement benefits other than pensions under SFAS No. 106 was $1,130,000 in 1994 and $1,059,000 in 1993 compared with the costs based on cash payments to retirees plus the funding of some benefits totaling $569,000 in 1992. The 1994 and 1993 amounts recorded as regulatory assets were $558,000 and $487,000, respectively. These amounts are expected to be recovered in a future rate proceeding.

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

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $1,256,000 offset by a regulatory asset. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when cash was paid. By December 1994 the total liability had dropped to $450,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. The Company expects to recover SFAS No. 112 costs in a subsequent rate filing.

Note G - Related Party Transactions

The Company receives a substantial portion of its revenues from Mountain Fuel Supply Company. Revenues received from Mountain Fuel amounted to $70,966,000 or 61% of the total in 1994, $124,807,000 or 73% in 1993, and $161,900,000 or 79% in 1992.  The Company also received revenues from other affiliated companies totaling $4,230,000 in 1994, $5,072,000 in 1993, and $6,730,000 in 1992.

Natural gas purchases include $4,844,000 in 1993 and $11,237,000 in 1992 from affiliated companies. The Company did not purchase gas for resale after August 31, 1993.

Questar performs certain administrative functions for the Company. The Company was charged for its allocated portion of these services which totaled $3,439,000 in 1994, $3,408,000 in 1993, and
$3,260,000 in 1992. These costs are included in operating and maintenance expenses and are allocated based on each company's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

The Company terminated an operating service agreement on July 1, 1993, with Wexpro Company (Wexpro), a wholly-owned subsidiary of Questar. Under that agreement Wexpro operated certain gathering, compressor, measurement and other production-related facilities owned by the Company. Those functions were subsequently assumed by Company employees. The Company reimbursed Wexpro's expenses with respect to such services and paid a fee equal to 15% of such expenses. The Company paid Wexpro $3,443,000 in 1993 and $5,954,000 in 1992 for such services.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. The
Company paid Questar InfoComm $7,036,000 in 1994, $6,607,000 in
1993 and $5,979,000 in 1992.

The Company received interest income from affiliated companies of $225,000 in 1994, $327,000 in 1993, and $740,000 in 1992. The
Company had debt expense to affiliated companies of $134,000 in 1994, $21,000 in 1993, and $39,000 in 1992.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1995.

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


March 29, 1995                *By  /s/ A. J. Marushack
  Date                             A. J. Marushack, Attorney in Fact

                            EXHIBIT INDEX

Exhibit
Number     Exhibit

  2.*1 Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration
           Statement No. 2-96102 filed February 27, 1985.)

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

  10.1.*1 Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*1 Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel
           Resources, Inc. (Exhibit No. 10.11. to Form 10-K Annual Report for 1988.)

  10.3.2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 14, 1995.

  10.4.* Partnership Agreement for the TransColorado Gas Transmission Company effective June 30, 1990, between KN TransColorado, Inc., Westgas TransColorado, Inc., and Questar TransColorado, Inc. (Exhibit No. 2.8. to Form 10-Q Report for quarter ended June 30, 1990.)

  10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 to June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with term a from September 1, 1993, to August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, to August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.2 Questar Pipeline Company Deferred Compensation Plan for Directors, as amended and restated April 30, 1991.

  10.9. Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993.

  22.      Subsidiary Information.

  25.      Power of Attorney.

  27.      Financial Data Schedule.


  *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

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