Form 10-Q
period 1995-03-31
QUESTAR PIPELINE CO
filed 1995-05-12
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                Class                      Outstanding as of April 30, 1995
Common Stock, $1.00 par value                6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and
(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended          12 Months Ended
                                    March 31,               March 31,
                                     1995        1994        1995       1994
                                    (In Thousands)
REVENUES                              $29,565     $27,750    $117,423  $121,227

OPERATING EXPENSES
  Natural gas purchases                                                  10,853
  Operating and maintenance            11,364      11,279      42,863    45,890
  Depreciation                          4,114       3,674      15,893    14,302
  Other taxes                           1,234       1,134       4,599     4,006
    TOTAL OPERATING EXPENSES           16,712      16,087      63,355    75,051

    OPERATING INCOME                   12,853      11,663      54,068    46,176

INTEREST AND OTHER
   INCOME (EXPENSE)                       (44)        226      (1,394)        2

INCOME FROM UNCONSOLIDATED
  AFFILIATES                               85          69         245       179

DEBT EXPENSE                           (3,406)     (3,203)    (13,310)  (13,003)


    INCOME BEFORE INCOME TAXES          9,488       8,755      39,609    33,354

INCOME TAXES                            3,214       3,247      13,014    11,953

    NET INCOME                         $6,274      $5,508     $26,595   $21,401

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                    March 31,              December 31,
                                      1995        1994        1994
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $2,004      $1,448
  Accounts receivable                 $18,837      11,221      15,236
  Federal income tax receivable                                 1,080
  Inventories                           2,569       2,730       2,583
  Other current assets                  2,523       1,989       2,809
    Total current assets               23,929      17,944      23,156

Property, plant and equipment         618,240     566,191     615,313
Less allowances for depreciation      207,407     193,365     203,008
    Net property, plant and
      equipment                       410,833     372,826     412,305

Investment in unconsolidated
  affiliates                            8,208       7,214       7,988
Other assets                           11,024      10,127      11,594

                                     $453,994    $408,111    $455,043

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                      $2,652
  Notes payable to Questar
    Corporation                         7,800        $300     $14,600
  Accounts payable and
    accrued expenses                   14,751      17,224      13,305
    Total current liabilities          25,203      17,524      27,905

Long-term debt                        134,511     134,492     134,506
Deferred credits                        4,812       1,485       4,861
Deferred income taxes                  68,987      67,474      68,814

Common shareholder's equity
  Common stock                          6,551       6,551       6,551
  Additional paid-in capital           82,034      57,034      82,034
  Retained earnings                   131,896     123,551     130,372
    Total common shareholder's
     equity                           220,481     187,136     218,957

                                     $453,994    $408,111    $455,043

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                3 Months Ended
                                                March 31,
                                                  1995        1994
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                       $6,274      $5,508
  Depreciation                                      4,523       4,091
  Deferred income taxes                               173         139
  Income from unconsolidated affiliates               (85)        (69)
                                                   10,885       9,669
  Change in operating assets and liabilities         (249)      3,282
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     10,636      12,951

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment      (3,036)     (5,089)
    Other investments                                (135)
      Total capital expenditures                   (3,171)     (5,089)
  Proceeds from (cost of) disposition of
     property, plant and equipment                    (15)          1
      CASH USED IN INVESTING
        ACTIVITIES                                 (3,186)     (5,088)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                        (6,800)     (2,700)
  Checks outstanding in excess of
    cash balances                                   2,652
  Payment of dividends                             (4,750)     (4,500)
      CASH USED IN FINANCING
        ACTIVITIES                                 (8,898)     (7,200)

      CHANGE IN CASH AND SHORT-TERM
        INVESTMENTS                               ($1,448)       $663

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1995

Operating Results --

Following is a summary of operating information for the Company:

                                    3 Months Ended          12 Months Ended
                                    March 31,               March 31,
                                      1995        1994        1995       1994
<S  >
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For unaffiliated customers       38,569      24,538     143,281   107,880
      For Mountain Fuel                29,199      34,510      70,630    86,312
      For other affiliated
        customers                       6,226       9,015      42,304    35,990
        Total transportation           73,994      68,063     256,215   230,182
    Sales for resale to
      Mountain Fuel                                                       3,298
        Total system throughput        73,994      68,063     256,215   233,480

    Gathering
      For unaffiliated customers        9,621      10,199      39,222    38,091
      For Mountain Fuel                 9,390      10,564      30,924    34,007
      For other affiliated
        customers                       1,280       3,085      10,280    15,939
        Total gathering                20,291      23,848      80,426    88,037

Natural gas revenues (per decatherm)
  Transportation                        $0.21       $0.23       $0.24     $0.24
  Gathering                              0.28        0.23        0.29      0.22
  Sales for resale                                                         7.57

Revenues were higher in the first quarter of 1995 when compared to the first quarter of 1994 due primarily to increased firm-storage service at Questar Pipeline's Clay Basin storage reservoir. This increased storage service was responsible for $1,782,000 of the improvement in revenues. Working gas storage capacity increased from 31 Bcf to 41.8 Bcf in May 1994 and contracts are in place to increase capacity to 46.3 Bcf beginning May 1995. Storage capacity is fully subscribed.

Revenues reported for the 12-month period of 1995 were lower than was reported in the comparable 1994 period due largely to the discontinuance of sales for resale effective September 1, 1993 with the adoption of FERC Order No. 636.

Transportation revenues were slightly lower in the first quarter of 1995
because of lower interruptible- transportation volumes.   Most of
Questar Pipeline's transportation capacity is reserved by firm-transportation customers.

Volumes gathered in the 1995 periods were lower than the quantities gathered in the same periods of 1994 primarily because of imputed volumes used for rate design and warmer weather. Billings for gas gathered for Mountain Fuel in 1993 and 1992 were based on imputed volumes, which were substantially higher than volumes gathered. Higher average gathering rates more than offset the decrease in volumes and resulted in higher revenues in the 1995 periods. The higher revenues were the product of a shift in rates to the usage component. Under current gathering agreements about 55% of revenues are collected through the usage component of rates and about 45% in the reservation component.

Questar Pipeline currently plans to file a general rate case in either the second quarter or third quarter of 1995 because of its capital expenditure program, recent adoption of new accounting rules for postretirement and postemployment costs, and loss of interruptible-transportation revenues.

Operating and maintenance expenses increased less than 1% in the first quarter of 1995 compared with the same quarter in 1994. Operating and maintenance expenses were 7% lower in the 12-month period ended March 31, 1995, because of the transfer of activities to Mountain Fuel associated with the gas-purchase function in the last half of 1993. Depreciation expense was higher in the periods ended March 31, 1995, because of capital spending for gathering, transmission and storage activities.

The effective income tax rate of 33.9% in the first quarter of 1995 was lower than the 37.1% in the first quarter of 1994 after a downward revision of tax expense estimates.

Interest and other income (expense) was an expense in the 1995 periods presented. The first quarter of 1995 was lower because of less AFUDC (cost of capital) capitalized and lower interest income. The 12-month period ended March 31, 1995 includes the reduction in value of certain investments.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $10,636,000 for the first three months of 1995 compared with $12,951,000 for the same period
of 1994.   An increase in cash flow from income and depreciation was
more than offset by an increase in construction costs receivable from the Blacks Fork Plant partnership.

Investing Activities:

Capital expenditures were $3,171,000 in the first three months of 1995, compared with $5,089,000 in the corresponding 1994 period. Capital expenditures for calendar year 1995 are estimated at $41,000,000.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar Corporation, its parent company, loans funds to the Company under a short-term arrangement. As of March 31, amounts borrowed from Questar Corporation were $7,800,000 in 1995 and $300,000 in 1994. No amounts were borrowed under the short-term line-of-credit arrangement at March 31, 1995. First quarter financing activities in 1995 and 1994 included repayments of a portion of the Company's loans from Questar Corporation. 1995 capital expenditures are expected to be financed from cash flow provided from operations and amounts borrowed from Questar Corporation.

                                  PART II

                             OTHER INFORMATION

Item 7.  Financial Statements and Exhibits.

       (c)  Exhibits.

       The following exhibit is filed as part of this report.

Exhibit No.         Exhibit

10.10. Partnership Agreement for the Blacks Fork Gas Processing Company dated May 1, 1994, between Questar Gas Management Company (a wholly owned subsidiary of Questar Pipeline Company) and Coastal Gas Gathering and Processing Company (an indirect wholly owned subsidiary of The Coastal Corporation).




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)




May 12, 1995                       /s/ A. J. Marushack
   (Date)                          A. J. Marushack
                                   President and Chief
                                   Executive Officer



May 12, 1995                        /s/ W. F. Edwards
   (Date)                           W. F. Edwards
                                    Vice President and Chief
                                    Financial Officer