Form 10-Q
period 1995-06-30
QUESTAR PIPELINE CO
filed 1995-08-11
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                Class                    Outstanding as of July 31, 1995
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          6 Months Ended          12 Months Ended
                                  June 30,                June 30,                June 30,
                                  1995        1994        1995        1994        1995        1994
                                  (In Thousands)
REVENUES                              $29,835     $29,419     $59,400     $57,169    $117,839    $115,597

OPERATING EXPENSES
  Natural gas purchases                                                                             2,984
  Operating and maintenance            11,628      10,570      22,992      21,849      43,921      44,136
  Depreciation                          4,148       3,728       8,262       7,402      16,313      14,531
  Other taxes                           1,176       1,237       2,410       2,371       4,538       4,264
    TOTAL OPERATING EXPENSES           16,952      15,535      33,664      31,622      64,772      65,915

    OPERATING INCOME                   12,883      13,884      25,736      25,547      53,067      49,682

INTEREST AND OTHER
   INCOME (EXPENSE)                      (295)        252        (339)        478      (1,941)        (35)

INCOME FROM UNCONSOLIDATED
  AFFILIATES                               11          60          96         129         196         218

DEBT EXPENSE                           (3,361)     (3,273)     (6,767)     (6,476)    (13,398)    (13,012)


    INCOME BEFORE INCOME TAXES          9,238      10,923      18,726      19,678      37,924      36,853

INCOME TAXES                            3,427       4,054       6,641       7,301      12,387      13,361

    NET INCOME                         $5,811      $6,869     $12,085     $12,377     $25,537     $23,492

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                  June 30,                December 31,
                                  1995        1994        1994
                                  (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $1,340      $1,448
  Accounts receivable                 $13,850      12,847      15,236
  Federal income tax receivable         1,008                   1,080
  Inventories                           2,984       2,892       2,583
  Other current assets                  2,392       1,801       2,809
    Total current assets               20,234      18,880      23,156

Property, plant and equipment         622,427     587,964     615,313
Less allowances for depreciation      211,009     197,182     203,008
    Net property, plant and
       equipment                      411,418     390,782     412,305

Investment in unconsolidated
      affiliates                        7,759       7,460       7,988
Other assets                           11,159      10,884      11,594

                                     $450,570    $428,006    $455,043

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                        $643
  Notes payable to Questar
    Corporation                         7,700     $21,100     $14,600
  Accounts payable and accrued
    expenses                           12,356      12,767      13,305
    Total current liabilities          20,699      33,867      27,905

Long-term debt                        134,516     134,497     134,506
Deferred credits                        4,611       2,540       4,861
Deferred income taxes                  69,202      67,597      68,814

Common shareholder's equity
  Common stock                          6,551       6,551       6,551
  Additional paid-in capital           82,034      57,034      82,034
  Retained earnings                   132,957     125,920     130,372
    Total common shareholder's
    equity                            221,542     189,505     218,957

                                     $450,570    $428,006    $455,043

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                              June 30,
                                              1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $12,085     $12,377
  Depreciation                                      9,059       8,216
  Deferred income taxes                               388         262
  Income from unconsolidated affiliates               (96)       (129)
                                                   21,436      20,726
  Change in operating assets
     and liabilities                                  870      (2,472)
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     22,306      18,254

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
     and equipment                                 (9,209)    (27,170)
    Other investments                                (326)       (186)
      Total capital expenditures                   (9,535)    (27,356)
  Proceeds from the disposition of
      property, plant and equipment                 1,538           1
      CASH USED IN INVESTING
        ACTIVITIES                                 (7,997)    (27,355)

FINANCING ACTIVITIES
  Increase (decrease) in notes payable
     to Questar Corporation                        (6,900)     18,100
  Checks outstanding in excess of
      cash balance                                    643
  Payment of dividends                             (9,500)     (9,000)
      CASH (USED IN) PROVIDED FROM
         FINANCING ACTIVITIES                     (15,757)      9,100

      DECREASE IN CASH AND SHORT-TERM
         INVESTMENTS                              ($1,448)        ($1)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1995

Operating Results --

Following is a summary of operating information for the Company:

                                  3 Months Ended          6 Months Ended          12 Months Ended
                                  June 30,                June 30,                June 30,
                                  1995        1994        1995        1994        1995        1994
Natural gas volumes (in thousands of
  decatherms)
  Transportation
    For unaffiliated customers         38,978      33,130      77,547      57,668     149,129     109,118
    For Mountain Fuel                  15,553       8,702      44,752      43,212      77,481      85,236
    For other affiliated customers     10,133      12,101      16,359      21,116      40,336      38,447
        Total transportation           64,664      53,933     138,658     121,996     266,946     232,801

  Gathering
    For unaffiliated customers         10,126       9,887      19,747      20,086      39,461      39,069
    For Mountain Fuel                   7,470       7,638      16,860      18,202      30,756      35,364
    For other affiliated customers      1,815       3,736       3,095       6,821       8,359      16,775
        Total gathering                19,411      21,261      39,702      45,109      78,576      91,208

Natural gas revenues (per decatherm)
  Transportation                        $0.25       $0.28       $0.23       $0.25       $0.24       $0.25
  Gathering                              0.28        0.34        0.28        0.28        0.28        0.25

Revenues reported in the 1995 periods were higher than the amounts reported in the 1994 periods primarily because of increased storage activities. Storage revenues improved as a result of increased firm commitments at the Clay Basin storage reservoir. Contracts for gas storage services at Clay Basin were boosted from 31 Bcf to 41.8 Bcf in May 1994 and to 46.3 Bcf in May 1995. Storage services have remained fully subscribed.

Transportation revenues from customers paying interruptible rates were lower in 1995 due to decreasing volumes. Questar Pipeline's interruptible transportation service competes with a lower priced service offered as released capacity from firm transportation customers.

The amount of gas volumes gathered decreased in the 1995 periods primarily because of lower gas production from Questar Pipeline's affiliated customers. In addition, gathering revenues were higher in 1994 because of a one-time adjustment. In April 1994, the Federal Energy Regulatory Commission (FERC) approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocated 60% of gathering costs to the reservation component of rates and 40% to the usage component. Gathering revenues were increased $1,335,000 in the second quarter of 1994 to retroactively reflect the FERC approved gathering agreement.

Operating and maintenance expenses were higher in the 3- and 6-month periods of 1995 when compared to the same periods of 1994 primarily because of increased labor costs and volume-related costs. Labor costs increased due to less construction activities, additional employees and merit increases in 1995. The increase in volume-related costs was offset by an increase in storage and transportation revenues. Operating and maintenance expenses were 1% lower for the 12 months ended June 30, 1995, because of the transfer of activities to Mountain Fuel associated with the gas-purchase function in the last half of 1993. Depreciation expense was higher in the periods ended June 30, 1995, because of capital spending for storage, gathering, and transmission activities.

Interest and other income (expense) was an expense in the 1995 periods presented because of the costs of evaluating other business opportunities, reductions in value of certain investments, less AFUDC (cost of capital) capitalization and lower interest income.

The Blacks Fork gas processing plant in southwestern Wyoming began operations in June of 1995. Its results of operations are included with income from unconsolidated affiliates.

The effective income tax rate of 35.5% in the first half of 1995 was lower than the 37.1% in the first half of 1994 after a downward revision of tax expense estimates.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking a $23.3 million increase in revenues. The request for additional revenues is intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect the costs associated with employee postretirement benefits. Questar Pipeline, currently earning about a 13% return on equity, asked for a 14.5% return on equity. Included in the filing are requests to recover $2.8 million of transition costs associated with FERC Order No. 636, $1.6 million for employee postretirement and long-term disability costs and $1 million of increased labor. Questar Pipeline requested that the new rates become effective by January 1, 1996, to coincide with its request to spin-down gathering assets.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $60 million of gathering assets, an amount which is net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. Questar Pipeline requested an effective date of January 1, 1996, for the transaction.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $22,306,000 for the first half of 1995 compared with $18,254,000 for the same period of
1994.   An increase in cash flow resulted from collection of receivables and higher depreciation.

Investing Activities:

Capital expenditures were $9,535,000 in the first half of 1995, compared with $27,356,000 in the corresponding 1994 period. Capital expenditures for calendar year 1995 are estimated at $30,300,000.

Financing Activities:

First half financing activities in 1995 reflect a repayment of debt because cash flow from operating activities was more than sufficient to fund capital expenditures. Financing activities for the first half of 1994 reflects increased debt largely due to funding a higher level of capital expenditures. 1995 capital expenditures are expected to be financed from cash flow provided from operations and amounts borrowed from Questar Corporation.

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. No amounts were borrowed under the short-term line-of-credit arrangement at June 30, 1995. In addition, Questar Corporation, Questar Pipeline's parent company, loans funds to the Company under a short-term arrangement.

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.
     a. On July 31, 1995, Questar Pipeline Company (Questar Pipeline or the Company) filed a general rate case application with the Federal Energy Regulatory Commission (the FERC). In its application, the Company is seeking authorization to increase its rates to collect an additional $23.3 million in annualized revenues, including a return on equity of 14.5 percent. Questar Pipeline's requested revenue increase includes transition costs associated with Order No. 636, postemployment costs, increased labor costs, and the costs of facilities added since the Company's last general rate case.
     Questar Pipeline requested that the new rates be effective September 1, 1995, or at the latest January 1, 1996, to coincide with the desired date for transferring gathering assets to a wholly-owned subsidiary (see Item 5b below). The FERC generally permits rates to become effective, subject to refund, six months after the filing date, which would be February 1, 1996.
     b. Questar Pipeline, on July 31, 1995, also requested that the FERC approve its application to abandon specified gathering facilities, which is required before it can spin-down its gathering facilities to Questar Gas Management Company (Questar Gas Management). On August 1, 1995, Questar Gas Management, which is a wholly-owned subsidiary of the Company, requested that the FERC issue a declaratory order acknowledging that the gathering facilities and services to be assumed by Questar Gas Management are, in fact, nonjurisdictional. Questar Pipeline and Questar Gas Management have proposed that the transfer be effective January 1, 1996.
     Questar Gas Management was organized in 1993 to conduct activities such as gas processing, field services, and gathering that are not subject to regulation by the FERC.


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      QUESTAR PIPELINE COMPANY
                                            (Registrant)




August 11, 1995                       /s/A. J. Marushack
   (Date)                             A. J. Marushack
                                      President and Chief
                                      Executive Officer



August 11, 1995                       /s/W. F. Edwards
   (Date)                              W. F. Edwards
                                       Vice President and Chief
                                       Financial Officer