Form 10-Q
period 1995-09-30
QUESTAR PIPELINE CO
filed 1995-11-13
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1995

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


Registrant's telephone number, including area code:(801) 530-2400


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

                Class          Outstanding as of October 31, 1995
Common Stock, $1.00 par value                6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (In Thousands)
REVENUES                              $28,479     $27,948     $87,879     $85,117    $118,370    $114,228

OPERATING EXPENSES
  Operating and maintenance            10,507      10,253      33,499      32,102      44,175      42,898
  Depreciation                          4,122       3,920      12,384      11,322      16,515      14,911
  Other taxes                           1,145       1,046       3,555       3,417       4,637       4,349
    TOTAL OPERATING EXPENSES           15,774      15,219      49,438      46,841      65,327      62,158

    OPERATING INCOME                   12,705      12,729      38,441      38,276      53,043      52,070

INTEREST AND OTHER
   INCOME (EXPENSE)                        (4)        185        (343)        663      (2,130)       (219)

INCOME FROM UNCONSOLIDATED
  AFFILIATES                               16          58         112         187         154         254

DEBT EXPENSE                           (3,348)     (3,263)    (10,115)     (9,739)    (13,483)    (12,983)


    INCOME BEFORE INCOME TAXES          9,369       9,709      28,095      29,387      37,584      39,122

INCOME TAXES                            3,480       3,612      10,121      10,913      12,255      13,992
    NET INCOME                         $5,889      $6,097     $17,974     $18,474     $25,329     $25,130

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1995        1994        1994
                                              (In Thousands)
ASSETS

Current assets
  Cash and short-term investments      $1,669        $249      $1,448
  Notes receivable from
    Questar Corporation                             4,600
  Accounts receivable                   8,435      14,281      15,236
  Federal income taxes receivable         428                   1,080
  Inventories                           2,867       2,745       2,583
  Other current assets                  2,621       1,979       2,809
    Total current assets               16,020      23,854      23,156

Property, plant and equipment         626,681     602,129     615,313
Less allowances for depreciation      212,788     201,255     203,008
    Net property, plant
      and equipment                   413,893     400,874     412,305

Investment in unconsolidated
  affiliates                            9,087       7,729       7,988
Other assets                           11,007      11,363      11,594

                                     $450,007    $443,820    $455,043

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Notes payable to Questar
    Corporation                        $3,000                 $14,600
  Accounts payable and
    accrued expenses                   15,769     $21,247      13,305
    Total current liabilities          18,769      21,247      27,905

Long-term debt                        134,520     134,501     134,506
Deferred credits                        4,636       4,689       4,861
Deferred income taxes                  69,401      67,281      68,814

Common shareholder's equity
  Common stock                          6,551       6,551       6,551
  Additional paid-in capital           82,034      82,034      82,034
  Retained earnings                   134,096     127,517     130,372
    Total common shareholder's
      equity                          222,681     216,102     218,957

                                     $450,007    $443,820    $455,043

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $17,974     $18,474
  Depreciation                                     13,584      12,539
  Deferred income taxes                               587         (54)
  Income from unconsolidated affiliates              (112)       (187)
                                                   32,033      30,772
  Change in operating assets and liabilities       10,291       6,217
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     42,324      36,989

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                               (16,042)    (41,668)
    Other investments                              (1,582)       (397)
      Total capital expenditures                  (17,624)    (42,065)
  Proceeds from the disposition of
    property, plant and equipment                   1,371          84
      CASH USED IN INVESTING
        ACTIVITIES                                (16,253)    (41,981)

FINANCING ACTIVITIES
  Capital contribution                                         25,000
  Increase in notes receivable from                            (4,600)
     Questar Corporation
  Decrease in notes payable to
     Questar Corporation                          (11,600)     (3,000)
  Payment of dividends                            (14,250)    (13,500)
      CASH (USED IN) PROVIDED FROM
         FINANCING ACTIVITIES                     (25,850)      3,900
      INCREASE (DECREASE) IN CASH AND
         SHORT-TERM INVESTMENTS                      $221     ($1,092)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and nine-month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1995

Operating Results --

Following is a summary of financial results and operating information for the Company:

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $10,118     $12,251     $32,262     $30,452     $42,222     $42,739
    From affiliates                    18,361      15,697      55,617      54,665      76,148      71,489
      Total revenues                  $28,479     $27,948     $87,879     $85,117    $118,370    $114,228
  Operating income                    $12,705     $12,729     $38,441     $38,276     $53,043     $52,070
  Net income                            5,889       6,097      17,974      18,474      25,329      25,130

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
  Transportation
   For unaffiliated customers          36,580      39,225     114,127      96,893     146,484     120,115
   For Mountain Fuel                   10,888       9,371      55,640      52,583      78,998      84,050
   For other affiliated customers      10,941      11,060      27,300      32,176      40,217      40,197
        Total transportation           58,409      59,656     197,067     181,652     265,699     244,362

  Gathering
   For unaffiliated customers          10,069      10,639      29,816      30,725      38,891      40,184
   For Mountain Fuel                    5,083       3,022      21,943      21,224      32,817      33,057
   For other affiliated customers       1,173       3,430       4,268      10,251       6,102      15,469
        Total gathering                16,325      17,091      56,027      62,200      77,810      88,710

Natural gas revenues (per decatherm)
  Transportation                        $0.26       $0.28       $0.24       $0.26       $0.24       $0.25
  Gathering                              0.31        0.28        0.29        0.28        0.29        0.26

Revenues reported in the 1995 periods were higher than the amounts reported in the 1994 periods primarily because of increased storage activities. Storage revenues improved as a result of increased firm commitments at Clay Basin following expansion of the underground storage reservoir, which began with May 1994 billings. The latest increase in service started in May 1995 and adds about $208,000 to revenues each month. Storage services for the 46.3 billion cubic feet of working gas capacity at Clay Basin are fully subscribed.

Transportation revenues from customers paying interruptible rates were lower in 1995 due to decreasing volumes. Questar Pipeline's interruptible transportation service competes with a higher quality service offered as released capacity from firm transportation customers.

The amount of gas volumes gathered decreased in the 1995 periods primarily in reaction to unusually low gas selling prices at the well-head. The low prices reduced the incentive for producers to sell gas or develop production facilities. In addition, gathering revenues in 1994 include a one-time $1,335,000 upward adjustment from a gathering contract that was approved by the Federal Energy Regulatory Commission
(FERC).

Operating and maintenance expenses were higher in the 3-, 9- and 12-month periods of 1995 when compared to the same periods of 1994 primarily because of increased labor costs and volume-related costs. Labor costs were higher in 1995 because of an increase in overtime hours, additional employees and merit pay raises. The increase in volume-related costs reflects higher charges for pass-through items, such as ACA and GRI, collected in revenues. The increase in volume-related costs was offset by higher storage and transportation revenues. Depreciation expense was higher in the periods ended September 30, 1995, because of capital spending for storage, gathering, and transmission activities.

Interest and other income (expense) was an expense in the 1995 periods presented because of the costs of evaluating other business opportunities, reductions of certain investments, less AFUDC (cost of capital) capitalization and lower interest income.

The Blacks Fork gas processing plant in southwestern Wyoming began operations in June of 1995 and has reported a $163,000 loss through
September 30, 1995.   Its results of operations are included with income
from unconsolidated affiliates.

The effective income tax rate of 36.0% in the first nine months of 1995 was lower than the 37.1% in the first nine months of 1994 after a downward revision of tax expense estimates in the first quarter of 1995.

Bid for share of Kern River pipeline, general rate case application and spin-down of gathering assets -

Tenneco Gas, a subsidiary of Tenneco, has entered into an agreement to sell its 50 percent interest in the Kern River gas pipeline for $226 million to Questar Pipeline. The company hopes to close the transaction by year-end 1995. Questar Pipeline currently is responding to the Federal Trade Commission's request for more information on the transaction. Questar Corporation plans to fund Questar Pipeline's purchase by borrowing about 70% of the purchase price through debt offerings at the Questar Pipeline level, which includes about $45 million of tax deductible preferred stock, with the remaining 30% to be provided from an equity offering at the Questar Corporation level. Questar Pipeline has received a commitment from a bank to borrow up to $240 million for a term of 18 months to finance this purchase until permanent financing can be put in place. Both Moody's and Standard's & Poor plan to reevaluate Questar Pipeline's debt ratings as a result of the announced acquisition.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking a $23.3 million increase in revenues. The request for additional revenues is intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect the costs associated with employee postretirement benefits. Questar Pipeline asked for a 14.5% return on equity. Included in the filing are requests to recover $2.8 million of transition costs associated with FERC Order No. 636, $1.6 million for employee postretirement and long-term disability costs and $1 million of increased labor costs. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund.

Questar Pipeline concurrently filed a plan with the FERC to transfer 100% or about $60 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. Questar Pipeline requested an effective date of January 1, 1996, for the transaction.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $42,324,000 for the first nine months of 1995 compared with $36,989,000 for the same period
of 1994.   An increase in cash flow resulted primarily from collection of receivables.

Investing Activities:

Capital expenditures were $17,624,000 in the first nine months of 1995, compared with $42,065,000 in the corresponding 1994 period. Capital expenditures for calendar year 1995 are estimated at $30,300,000, which does not include the $226 million purchase of an interest in the Kern River pipeline. Capital expenditures are estimated at $41,000,000 for 1996.

Financing Activities:

Financing activities in the first nine months of 1995 reflect repayment of debt because net cash provided from operating activities was more than sufficient to fund capital expenditures. Financing activities for the first nine months of 1994 includes a $25,000,000 capital contribution from Questar Corporation, which was used to partially fund capital expenditures. 1995 capital expenditures are expected to be financed from cash flow provided from operations and amounts borrowed from Questar Corporation.

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. No amounts were borrowed under the short-term line-of-credit arrangement at September 30, 1995. In addition, Questar Corporation, Questar Pipeline's parent company, loans funds to the Company under a short-term arrangement.


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information.

     a. As previously reported, Questar Pipeline Company (Questar Pipeline or the Company), a wholly owned subsidiary of Questar Corporation, signed a Stock Purchase Agreement, on September 8, 1995, to purchase Kern River Corporation, which is a wholly owned subsidiary of Tennessee Gas Pipeline Company (Tennessee Gas) and which is one of two partners in the Kern River Gas Transmission Company (Kern River). Under the terms of the agreement, the Company is obligated to pay a purchase price of $226.2 million.

     Williams Western Pipeline Company (Williams), the entity within The Williams Companies, Inc., that is the second partner in Kern River, did not exercise its right to match the offer made by Questar Pipeline. The Company and Williams have reached an agreement to operate Kern River through a jointly owned operating company. Such agreement will not become effective unless Questar Pipeline's Kern River acquisition receives the necessary clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Both Questar Pipeline and Tennessee Gas are responding to requests from the Federal Trade Commission for additional information. The Company hopes to close the transaction by December 31, 1995.

     b. The Federal Energy Regulatory Commission (the FERC), on August 31, 1995, suspended the rates requested by the Company in its general rate case until February 1, 1996. As of that date, Questar Pipeline can collect the rates, subject to refund, until the issues raised in its pending case are resolved. In the application, which was filed on July 31, 1995, the Company is seeking authorization to increase its rates to collect an additional $23.3 million in annualized jurisdictional revenues, including a return on equity of
14.5 percent. The revenue increase includes transition costs associated with Order No. 636, postemployment costs, increased labor costs, and the recovery of costs associated with facilities added since the Company's last general rate case.

     c. The Company's application to abandon specified gathering facilities is still pending before the FERC. Questar Pipeline filed this application in order to spin-down its gathering facilities to Questar Gas Management Company (Questar Gas Management), which is a wholly owned subsidiary of the Company. Questar Gas Management concurrently requested that the FERC issue a declaratory order acknowledging that the gathering facilities and services are nonjurisdictional. Questar Pipeline and Questar Gas Management have proposed that the transfer be effective January 1, 1996.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)




November 10, 1995                  /s/A. J. Marushack
   (Date)                          A. J. Marushack
                                   President and Chief
                                   Executive Officer



November 10, 1995                   /s/W. F. Edwards
   (Date)                           W. F. Edwards
                                    Vice President and Chief
                                    Financial Officer