Form 10-K
period 1995-12-31
QUESTAR PIPELINE CO
filed 1996-03-29
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes         No

     State the aggregate market value of the voting stock held by nonaffili-ates of the registrant as of March 22, 1996. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1996. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

     Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.


                        TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.   BUSINESS AND PROPERTIES
           General
           Transmission System
           Transportation Service
           Gathering
           Storage
           Processing
           Regulatory Environment
           Competition
           Employees
           Relationships with Affiliates

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

                             PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

Item 6. (Omitted)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE


                             PART III

Items
10-13.  (Omitted)

                             PART IV

Item 14.
 EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

SIGNATURES


                            FORM 10-K

                       ANNUAL REPORT, 1995

                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that is engaged in the gathering, processing, transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado. During 1995, the Company completed the expansion of its base-load storage project at Clay Basin, sought regulatory approval to spin down its gathering assets and activities to a subsidiary, filed a general rate case, completed the construction of the Blacks Fork plant through a joint venture, and pursued a salt cavern gas storage project. In 1995, Questar Pipeline was also forced to withdraw from the proposed acquisition of a one-half interest in the Kern River pipeline when the Federal Trade Commission determined to oppose the transaction on anticompetitive grounds.

     Questar Pipeline is a wholly owned subsidiary of Questar Corporation (Questar). As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the FERC) pursuant to the Natural Gas Act of 1938, as amended, and certain other federal legislation.

     As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers and also gathers gas for such customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in three partnerships, Blacks Fork Gas Processing Plant (Blacks Fork), Overthrust Pipeline Company (Overthrust), and TransColorado Gas Transmission Company (TransColorado).

     The Company has significant business relationships with its affiliates,
particularly Mountain Fuel.   Mountain Fuel, a regulated local distribution
company that serves over 592,700 customers in Utah, southwestern Wyoming, and southeastern Idaho, has reserved approximately 800,000 decatherms (Dth) per day of firm capacity on the Company's transmission system. (A Dth is an amount of heat energy equal to 10 therms or one million British thermal units
(Btu). In the Company's system, each thousand cubic feet of gas (Mcf) equals approximately 1.07 Dth.) Questar Pipeline transports natural gas owned by Mountain Fuel and produced from properties operated by Wexpro Company (Wexpro), another affiliate, as well as some natural gas volumes purchased directly by Mountain Fuel from field producers and other suppliers. The Company also transports volumes that are marketed by Universal Resources Corporation (Universal Resources), another affiliated entity.

     The following diagram sets forth the corporate structure of the Company and certain affiliates:

Questar Corporation
   Entrada Industries
      Celsius Energy Company
      Wexpro Company
   Universal Resources
   Questar Pipeline Company
      Questar TransColorado, Inc.
      Questar Gas Management Company
   Mountain Fuel Supply Company
   Questar InfoComm, Inc.

     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company
(CIG); the middle segment of the Trailblazer Pipeline System (Trailblazer) owned by Wyoming Interstate Company, Ltd. (WIC); Northwest Pipeline Corporation (Northwest Pipeline); Williams Natural Gas Company (Williams); and Kern River Gas Transmission Company (Kern River). These connections have opened markets outside Mountain Fuel's service area and allow the Company to transport gas for others.

     The Company's transmission system includes 1,754 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Mountain Fuel's distribution facilities in Utah and Wyoming. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines used to serve Mountain Fuel.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     In addition to the transmission system described above, Questar Pipeline has an 18 percent interest and is the operating partner in Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Since gas production from the Overthrust area is generally shipped on the Kern River pipeline to California, the Overthrust segment is currently underutilized.

     Columbia Gas Transmission Corporation, formerly one of the three primary shippers on Overthrust, was permitted to pay an exit fee during 1995 in order to terminate its obligation to pay demand costs. The settlement agreement specifying the exit fee was approved by the FERC and the bankruptcy court. Questar Pipeline and its partners have explored several alternatives to enhance the value of the Overthrust line.

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

     The Company and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. (Questar TransColorado, Inc., the Company's wholly owned subsidiary, is the named partner.) Questar Pipeline's partners are affiliates of El Paso Natural Gas Company (replacing Public Service Company of Colorado) and KN Energy, Inc. The proposed pipeline is 292 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would interconnect with other major pipeline systems. As designed, the pipeline could transport up to 300 million cubic feet (MMcf) of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. This project has received the necessary environmental clearance and regulatory approvals. The project, which was originally developed prior to the adoption of Order No. 636 and was delayed by regulatory and environmental approval processes, needs additional support from customers before construction will begin.

     The Kern River pipeline, which was originally a joint project between Tenneco, Inc. and The Williams Companies Inc., became operational in late February of 1992. Built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California, this line runs through the major population areas of Utah. A tap--the Hunter Park tap--has been installed on the Kern River line in Salt Lake County. This tap makes it possible for Mountain Fuel and its transportation customers to take deliveries from the Kern River line. At the current time, however, no deliveries have been made from the Kern River line to industrial customers in the Wasatch Front area of Utah.

     In September of 1995, the Company announced an agreement to purchase Kern River Corporation, which was one of two equal partners in the Kern River Gas Transmission Company, the partnership that owned and operated the Kern River pipeline. Questar Pipeline was forced to withdraw its acquisition proposal in late December when the Federal Trade Commission determined to oppose the transaction based on antitrust concerns.

Transportation Service

     Questar Pipeline's largest transportation customer is Mountain Fuel. During 1995, the Company transported 79,872 thousand decatherms (Mdth) for Mountain Fuel, compared to 75,941 Mdth in 1994. These transportation volumes include Mountain Fuel's cost-of-service gas produced by Wexpro, as well as some volumes purchased by Mountain Fuel directly from field producers and other suppliers.

     Prior to September 1, 1993, the Company purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of such date, Questar Pipeline discontinued sales-for-resale service, and Mountain Fuel converted its firm sales capacity to firm transportation capacity. Mountain Fuel has reserved capacity of about 800,000 Dth per day, or approximately 79 percent of Questar Pipeline's reserved daily capacity. Mountain Fuel paid an annual demand charge of approximately $49.4 million to the Company in 1995, which includes demand charges attributable to firm transportation and "no-notice" transportation. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from the Company, which were approximately $13.0 million during the 12-month period ending August 31, 1995.

     Questar Pipeline recovers approximately 96 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices.

     The Company's total system throughput increased from 250,284 Mdth in 1994 to 270,654 Mdth in 1995. As previously noted, some of this increase was attributable to increased transportation volumes for Mountain Fuel. The total throughput increase was also attributable to increased volumes for nonaffiliated customers (from 129,250 Mdth in 1994 to 151,943 Mdth in 1995). Universal Resources transported volumes on Questar Pipeline's system, but these volumes decreased from 45,093 Mdth in 1994 to 38,839 Mdth in 1995.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and the Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have limited opportunities for interruptible transportation service. It, however, is currently obligated, on an annual basis, to credit 90 percent of the revenues, net of variable costs, obtained from such service to firm customers after it recovers $1.5 million in revenues associated with interruptible transportation service. (See "Regulatory Environment" for a description of the proposed settlement agreement in the Company's general rate case that includes a new allocation of revenues for interruptible transportation service.)

     In order to comply with Order No. 636, Questar Pipeline installed additional metering that permits "real time" measurement of gas transported on its system and an electronic bulletin board that allows interested parties to request capacity on such system. Questar Pipeline spent approximately $4.7 million on such equipment and expects to recover the costs of this equipment when the settlement agreement in its general rate case is approved.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or to improve transportation services. During 1995, the Company conducted a two-part, $10 million project to increase gas deliverability from west Colorado's Piceance Basin by upgrading its Main Line 68 and the Fidlar Compressor Station south of Vernal, in eastern Utah.

Gathering

     During 1995, the Company provided gathering services for Mountain Fuel and other customers, but the volumes associated with this activity decreased as Rocky Mountain producers responded to low wellhead prices by shutting in production. Questar Pipeline's gathering volumes decreased from 83,983 Mdth in 1994 to 76,668 Mdth in 1995. On March 1, 1996, the Company transferred its gathering assets and activities to Questar Gas Management Company (Questar Gas Management) once both parties obtained the necessary regulatory approvals from the FERC. Gathering services for Mountain Fuel are performed under an agreement that was filed with and accepted by the FERC during 1994. Questar Gas Management is obligated to gather gas volumes produced from Mountain Fuel's cost-of-service properties for the life of such properties; the contract to gather Mountain Fuel's field-purchased gas volumes expires in 1997.

     Questar Pipeline spun down its gathering activities and assets to Questar Gas Management, a nonregulated company, in order to remove such activities from possible regulation by the FERC and to follow the example set by other interstate pipelines. Questar Gas Management is also the named partner in the Blacks Fork processing plant and will continue to seek new opportunities to expand its gathering activities and to conduct other nonregulated services such as natural gas processing, balancing and aggregation services for producers, marketers, distribution companies, and other end users.

     Questar Gas Management owns 799 miles of gathering lines in addition to field dehydration plants, compressor facilities, and other facilities.

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

     In 1995, the Company completed a three-year project to expand the capacity of Clay Basin. The reservoir currently is certificated for 46.3 billion cubic feet (Bcf) of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) As a result of this expansion, Clay Basin's maximum deliverability increased from 500 million cubic feet of gas
(MMcf) per day to 765 MMcf per day.

     Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Mountain Fuel currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers include Northwest Pipeline; Washington Natural Gas Company, a distribution utility in Washington; and BC Gas Inc., a distribution utility in British Columbia. Storage service is increasingly important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

     Questar Pipeline also owns and operates three smaller storage reservoirs. These projects were developed to serve Mountain Fuel's needs, and Mountain Fuel reserves 100 percent of their working gas capacity. These small reservoirs are used to supplement Mountain Fuel's gas supply needs on peak-days.

     Questar Pipeline has located a salt formation in southwestern Wyoming and has drilled a well to test the feasibility of utilizing it for a new salt cavern gas storage project. Working gas can be cycled more frequently in a salt cavern than in a depleted gas reservoir. Because of its location near several pipelines, this project should help satisfy growing customer demand for "quick-cycle" storage and load-balancing activities. Questar Pipeline is soliciting customer interest in the project.

Processing

     In mid-1995, the Blacks Fork processing plant became operational. This project, which is located in southwestern Wyoming, was built and is operated as a joint venture between Questar Gas Management and an affiliate of Coastal Corporation. The plant has a capacity of 84 MMcf per day and was processing more than 60 MMcf per day at year-end. Natural gas liquids--ethane, propane, butane, and gasoline--are extracted from the natural gas volumes delivered to the plant. The new plant and the expanded gathering system built in 1994 provide producers more options for gathering and processing their gas volumes. Once the liquids are stripped, the natural gas can be transported by pipeline to end-use markets. The processing plant is not subject to the jurisdiction of the FERC. Questar Gas Management intends to pursue additional field processing opportunities.

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

     Questar Pipeline, in common with other interstate pipelines, chose to terminate its sale-for-resale function when it implemented FERC Order No. 636. To comply with Order No. 636, as amended, the Company restructured its tariff provisions to provide for firm and interruptible transportation and storage service, no-notice transportation service, a capacity release mechanism for shippers and a straight fixed-variable (SFV) rate methodology. It was also required to discontinue use of firm upstream capacity in its own name, to provide flexible receipt and delivery points for firm transportation customers, and to provide an interactive electronic bulletin board to assist with the administration of the new provisions.

     On July 31, 1995, the Company filed a general rate case application with the FERC. In its application, Questar Pipeline requested regulatory approval to increase its rates to collect an additional $23.3 million in annualized revenues and to reflect a return on equity of 14.5 percent. The Company's requested revenue increase included transition costs associated with Order No. 636, postemployment (retiree medical and long-term disability) costs, increased labor costs, and the costs of facilities added since the Company's last general rate case. Questar Pipeline began collecting the requested rates, subject to refund, on February 1, 1996.

     On March 8, 1996, the Company filed a proposed settlement agreement with the FERC that had been accepted by the FERC staff and most intervenors. The terms of the proposed settlement include an annualized revenue increase of $8.3 million, a return on equity of 11.75 percent, and a new sharing allocation for interruptible transportation revenues. The new allocation provision would permit Questar Pipeline, to the extent it is successful in marketing interruptible transportation services, to retain the first $800,000 in revenues associated with such service. In addition, it would be allowed to retain 50 percent of the revenues between $800,000 and $1.2 million and 25 percent of the revenues in excess of $1.2 million. The Company's settlement rates would be effective February 1, 1996.

     On March 15, 1996, the Gas Industry Standards Board, a group representing pipelines, distributors, end users, marketers, and service providers, filed a set of proposed standards with the FERC. The proposed standards, which are designed to facilitate the seamless transportation of gas volumes on pipeline systems, deal with such issues as nominating, capacity release, electronic delivery, and invoicing processes. The standards, when adopted by the FERC (in a proposed or modified version), may increase the costs for Questar Pipeline and all other pipeline systems, but should result in more efficient service for pipeline customers.

     The FERC recently relaxed its "at-risk" policy on pipeline projects. It established specific criteria for determining when "rolled-in" rates (rather than incremental rates) are appropriate. (The FERC's original at-risk policy meant that shareholders, not customers, would absorb any underrecovery of costs if incremental revenues for a new project did not cover the costs of such project.) Under the FERC's new policy, rolled-in rates will generally be approved if rates to existing customers will not increase by more than five percent and if specified system-wide operational and financial benefits can be demonstrated. The FERC, however, could still impose at-risk conditions on new projects even if it approved rolled-in rate treatment for them.

     Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation
(DOT) with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The Company also complies with the DOT's drug and alcohol testing regulations.

     In addition to the regulations discussed above, Questar Pipeline's activities in connection with the operation and construction of pipelines, plants, and other facilities for transporting, processing, or storing natural gas and other products are subject to extensive environmental regulation by state and federal authorities, including state air quality control boards and the Environmental Protection Agency. These compliance activities increase the cost of planning, designing, installing and operating facilities.

Competition

     Competition for Questar Pipeline's transportation, storage, and gathering services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and customer responsibility to directly manage their gas supplies. The Company and Questar Gas Management actively compete with other interstate pipelines, intrastate pipelines, and gathering companies to gather and transport gas volumes throughout the Rocky Mountain region.

     In common with Questar Pipeline, other pipeline companies are interested in expanding their non-regulated (or less-regulated) activities and are focusing attention on gathering and field service activities. Other gathering entities and marketing groups are encroaching on the Company's historic service territory and competing with Questar Gas Management for gathering. It is not uncommon for wells to have connections with more than one gathering system or for producers to insist that gathering systems be tied to more than one pipeline.

     As a result, Questar Pipeline's customers have access to a larger universe of service options and providers. The Company, to provide better service and more flexibility, is improving its accounting processes and electronic communications; implementing strategies to develop balancing and pooling arrangements; and working with other parties to develop some standard rules within the new environment. The national pipeline grid has become more integrated, even as competition among the pipelines has become more aggressive.

     The Company has several key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, that has been expanded in response to interest from customers, and that is fully subscribed by firm-service customers under long-term contracts. Questar Gas Management also has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas. As the operator of the new Blacks Fork processing plant, Questar Gas Management is expanding its activities and expertise.

     Questar Pipeline has consistently established partnerships with other players to acquire expertise, share risks, and expand opportunities. The Overthrust pipeline, proposed TransColorado pipeline, and Blacks Fork plant projects all involve partners.

Employees

     As of December 31, 1995, the Company had 467 employees, compared to 478 as of the end of 1994. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

     There are significant business relationships between the Company and its affiliates, particularly Mountain Fuel and Universal Resources. These relationships are described above. See Note G to the financial statements for additional information concerning transactions between the Company and its affiliates.

     The Company obtains data processing and communication services from another affiliate, Questar InfoComm, Inc., under the terms of a written agreement. Questar InfoComm worked closely with the Company to develop the electronic bulletin board that is currently being used by Questar Pipeline and its customers. Questar, the Company's parent, provides certain administrative services--personnel, legal, public relations, financial, audit, and tax--to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Following is a summary of operating income and operating information for the Company's operations:

                                                                  Year Ended December 31,
                                                          1995        1994        1993
                                                                  (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                                          $61,749     $61,844     $51,590
  Gathering                                                21,644      23,641      20,386
  Storage                                                  31,276      27,620      14,698
  Sales for resale                                                                 81,813
  Other                                                     2,686       2,503       3,141
        Total revenues                                    117,355     115,608     171,628
Operating expenses
  Natural gas purchases                                                            56,022
  Operating and maintenance                                44,634      42,778      48,356
  Depreciation and amortization                            16,614      15,453      14,084
  Other taxes                                               4,170       4,499       3,915
        Total expenses                                     65,418      62,730     122,377
          Operating income                                $51,937     $52,878     $49,251

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Transportation
      For unaffiliated customers                          151,943     129,250     113,589
      For Mountain Fuel                                    79,872      75,941      65,061
      For other affiliated customers                       38,839      45,093      35,599
        Total transportation                              270,654     250,284     214,249
    Sales for resale to Mountain Fuel                                              24,337
        Total system throughput                           270,654     250,284     238,586
    Gathering
      For unaffiliated customers                           39,028      39,800      34,348
      For Mountain Fuel                                    31,691      32,098      44,432
      For other affiliated customers                        5,949      12,085      13,988
        Total gathering                                    76,668      83,983      92,768

   Clay Basin storage working gas-
     volumes (in Bcf)                                        46.3        41.8        31.0
  Natural gas revenue (per dth)
    Transportation                                          $0.23       $0.25       $0.24
    Gathering                                                0.28        0.28        0.22
    Sales for resale                                                                 3.36
  Natural gas purchase cost (per dth)                                                2.28

Revenues were 2% higher in 1995 compared with 1994 after decreasing 33% from 1993 to 1994. The 1995 rise was the result of increased storage activities at Questar Pipeline's Clay Basin storage reservoir. Questar Pipeline began a program in 1993 to expand firm-storage service offered at its Clay Basin storage facility and completed the program in May 1995 with the signing of contracts for an additional 4.5 Bcf of firm-storage capacity. Working-gas storage capacity increased from 31 Bcf in 1993 to 46.3 Bcf in May 1995. Storage capacity at year-end 1995 was 100% subscribed with contractual terms extending up to 29 years. Storage revenues increased $3,656,000 in 1995 and $12,922,000 in 1994. Increased capacity and the associated service at Clay Basin were responsible for all of the 1995 increase in revenues and $3,400,000 of the 1994 increase. The remaining 1994 change in storage revenues was a result of unbundling and reclassifying peaking-storage service from sales-for-resale revenues. Peaking storage is designed to meet peak daily demand requirements of Mountain Fuel.

Lower revenues from gas gathering and interruptible transmission activities partially offset the higher storage revenues in 1995 as compared with 1994.
Weak gas prices in the Rocky Mountain region caused producers to reduce gas production. Gas gathering revenues decreased 8% in 1995 after increasing 16% in 1994. Questar Pipeline has expanded its gas gathering operations in the past several years in the Birch Creek, Bruff and Henry areas of southwestern Wyoming.

The primary cause of a $56,020,000 decrease in Questar Pipeline's revenues reported in 1994 compared with 1993 was the termination of sales-for-resale activities under the regulations of FERC Order No. 636. This order unbundled the components of sales-for-resale, transmission, gathering and storage into separate activities. Also as a result of Order No. 636, short-term changes in firm-transportation volumes do not have a significant impact on current operating results because about 96% of the cost of service is recovered equally each month in the reservation component of rates.

Most of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 84% of firm-transportation capacity is reserved for at least three years. Firm-transportation customers can release that capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 79% of the total reserved daily transportation capacity. Interruptible-transportation revenues in 1995 decreased as a result of a shift by customers from interruptible-transportation service to a higher priority capacity-release service.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking an increase in jurisdictional revenues. The request for additional revenues was intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect costs associated with employee postretirement benefits. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund. Questar Pipeline has submitted a settlement to the presiding administrative law judge. The settlement would avoid a lengthy hearing process if approved by the FERC.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $53 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. The FERC approved the transfer February 28, 1996.

In December 1995, Questar Pipeline announced it would not complete the purchase of Tennessee Gas Pipeline Company's 50% interest in the Kern River Gas Transmission Company following a Federal Trade Commission decision to oppose the transaction. The $1.2 million cost of the unsuccessful bid was expensed in 1995 and included in other expense.

Questar Pipeline, through a partnership, is a 50% owner of a gas processing plant in southwestern Wyoming. The Blacks Fork Processing plant, which cost $20 million to build, began operations in the second quarter of 1995 and Questar Pipeline's share of earnings before taxes was $314,000. Questar Pipeline operating results also include its 18% share or $1.2 million of earnings before income taxes reported by Overthrust Pipeline Company. A significant portion of Overthrust Pipeline's 1995 earnings was due to a shipper's buyout of a transportation contract.

The Company did not purchase gas for resale after August 31, 1993. Operating and maintenance expenses increased 4% in 1995 when compared with 1994 primarily due to the costs associated with increased transportation volumes. Operating and maintenance expenses decreased 12% in 1994 because of eliminating volume and fuel usage costs associated with the resale of natural gas. Depreciation expense was 8% higher in 1995 when compared to 1994 and 10% higher in 1994 when compared to 1993 as a result of Questar Pipeline's capital expenditures. Other expense in 1995, 1994 and 1993 includes the reduction in value of certain investments.

The effective income tax rate was 35.3% in 1995, 33.6% in 1994 and 35.6% in 1993. A 1994 reversal of $1,245,000 of income tax expense previously expensed resulted in a lower effective income tax rate in 1994. The adjustment resulted from the exclusion from taxable income of the transportation revenues recorded on cushion gas transported into storage.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, that becomes effective for the Company January 1, 1996. Statement No. 121 requires the Company to review for impairment, assets that are held and used whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If impairment is indicated, the Company must reduce the carrying value of the asset in question. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 15% in 1995 after decreasing 42% in 1994. Net cash provided from operating activities was $45,650,000 in 1995, $39,675,000 in 1994 and $68,548,000 in 1993. The increase in 1995 compared with 1994 was due primarily to collection of receivables. The decrease in cash flow in 1994 compared with 1993 was due largely to changes in
business as a result of adopting FERC Order No. 636.   Balances in receivables
and payables decreased, and gas stored underground was transferred to Mountain Fuel.


Investing Activities

Following is a summary of capital expenditures for 1995, 1994 and a forecast of 1996 expenditures:

                                                          1996
                                                       Estimated      1995        1994
                                                      (In Thousands)

Transmission lines                                        $22,400     $15,216      $1,878
Gathering facilities                                        6,200       3,050       9,392
Clay Basin cushion gas and expansion                        1,300       2,500      42,196
Partnerships                                                4,800       2,082         614
General and other                                           6,200       4,924       4,147
                                                          $40,900     $27,772     $58,227

Questar Pipeline's 1995 capital expenditures included replacement of sections of gas mainlines, completion of the Clay Basin storage project and cushion-gas injection, and expansion of the gathering system.

Financing Activities

The Company funded its 1995 capital expenditures primarily with cash provided from operations and borrowings from Questar. Forecasted 1996 capital expenditures of $40.9 million are expected to financed with cash provided from operations and borrowings from Questar.

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable on an annual basis. No amounts were borrowed under this arrangement at either December 31, 1995 or 1994. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $15,200,000 with an interest rate of 6.01% at December 31, 1995 and $14,600,000 with an interest rate of 6.11% at December 31, 1994.

Questar Pipeline's capital structure was 37% long-term debt and 63% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A-1 and A+.

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

 3.       Restated Articles of Incorporation dated November 17, 1995.

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

 10.3.2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 13, 1996.

 10.4. Partnership Agreement for the TransColorado Gas Transmission Company dated June 30, 1990 and as amended and restated September 25, 1995, between KN TransColorado, Inc., El Paso TransColorado, Inc., and Questar TransColorado, Inc.

 10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 to June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

 10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, to August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

 10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, to August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

 10.83 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.0 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 to May 14, 2019.

 10.9.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (Exhibit No. 10.9 to Form 10-K Annual Report for 1994.)

 10.102   Questar Pipeline Company Deferred Compensation Plan for
          Directors, as amended and restated February 13, 1996.

 22.      Subsidiary Information.

 25.      Power of Attorney.

 27.      Financial Data Schedule.
_______________

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

     (b) Questar Pipeline filed a Current Report on Form 8-K dated December 27, 1995, during the last quarter of 1995 to report that it would not complete the purchase of Kern River Corporation.





                    ANNUAL REPORT ON FORM 10-K

             ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   YEAR ENDED DECEMBER 31, 1995


                     QUESTAR PIPELINE COMPANY

                       SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Pipeline Company are included in
Item 8:

             Statements of income -- Years ended December 31, 1995, 1994 and 1993
             Balance sheets --  December 31, 1995 and 1994
             Statements of cash flows -- Years ended December 31, 1995, 1994 and 1993
             Statements of shareholder's equity -- Years ended December 31, 1995, 1994 and 1993
             Notes to financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors


Board of Directors
Questar Pipeline Company

We have audited the balance sheets of Questar Pipeline Company as of December 31, 1995 and 1994, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note F to the financial statements, Questar Pipeline Company changed its method of accounting for postemployment benefits in 1994.

Ernst & Young LLP

Salt Lake City, Utah
February 9, 1996

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                    (In Thousands)
REVENUES
  From unaffiliated customers                 $43,316     $40,412     $41,354
  From affiliates - Note G                     74,039      75,196     130,274
    TOTAL REVENUES                            117,355     115,608     171,628

OPERATING EXPENSES
  Natural gas purchases - Note G                                       56,022
  Operating and maintenance - Note G           44,634      42,778      48,356
  Depreciation                                 16,614      15,453      14,084
  Other taxes                                   4,170       4,499       3,915
    TOTAL OPERATING EXPENSES                   65,418      62,730     122,377

    OPERATING INCOME                           51,937      52,878      49,251

INCOME FROM UNCONSOLIDATED
    AFFILIATES                                  1,534         229         128
OTHER  EXPENSE - NOTE G                        (1,886)     (1,124)       (139)
DEBT EXPENSE                                  (13,472)    (13,107)    (13,114)

    INCOME BEFORE INCOME TAXES                 38,113      38,876      36,126

INCOME TAXES - Note D                          13,465      13,047      12,851

       NET INCOME                             $24,648     $25,829     $23,275

See notes to financial statements.

QUESTAR PIPELINE COMPANY
BALANCE SHEETS

ASSETS
                                                            December 31,
                                                          1995        1994
                                                           (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Note C                 $1,677      $1,448
  Accounts receivable                                       7,671      13,234
  Accounts receivable from affiliates                       6,174       2,002
  Federal income tax receivable                                         1,080
  Inventories, at lower of average
       cost or market                                       2,858       2,583
  Prepaid expenses and deposits                             2,552       2,809
    TOTAL CURRENT ASSETS                                   20,932      23,156

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                            289,059     273,673
  Storage                                                 212,492     210,162
  Gathering                                                81,292      80,605
  General and intangible                                   39,118      39,061
  Construction work in progress                            10,432      11,812
                                                          632,393     615,313
  Less allowances for depreciation                        212,898     203,008
    NET PROPERTY, PLANT AND EQUIPMENT                     419,495     412,305

OTHER ASSETS
  Investment in unconsolidated affiliates                  11,010       7,988
  Income taxes recoverable
     from customers - Note D                                3,948       3,666
  Unamortized costs of reacquired debt                      3,131       3,426
  Other                                                     4,834       4,502
                                                           22,923      19,582

                                                         $463,350    $455,043

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                            December 31,
                                                          1995        1994
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Notes B and C                $15,200     $14,600
  Accounts payable and accrued expenses
    Accounts payable                                        9,025       9,368
    Accounts payable to affiliates                          1,587       1,436
    Federal income taxes                                       48
    Other taxes                                             1,289       1,425
    Accrued interest                                        1,076       1,076
       Total accounts payable and
             accrued expenses                              13,025      13,305
    TOTAL CURRENT LIABILITIES                              28,225      27,905

LONG-TERM DEBT - Notes B and C                            134,525     134,506

DEFERRED CREDITS                                            5,346       4,861

DEFERRED INCOME TAXES - Note D                             70,649      68,814

COMMITMENTS AND CONTINGENCIES - Note E

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                        6,551       6,551
  Additional paid-in capital                               82,034      82,034
  Retained earnings                                       136,020     130,372
                                                          224,605     218,957

                                                         $463,350    $455,043

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                       Additional
                                             Common     Paid-in     Retained
                                             Stock      Capital     Earnings
                                                      (In Thousands)
Balance at January 1, 1993                     $6,551     $57,034    $115,268
  1993 net income                                                      23,275
  Cash dividends                                                      (16,000)
Balance at December 31, 1993                    6,551      57,034     122,543
  Capital contribution                                     25,000
  1994 net income                                                      25,829
  Cash dividends                                                      (18,000)
Balance at December 31, 1994                    6,551      82,034     130,372
  1995 net income                                                      24,648
  Cash dividends                                                      (19,000)
Balance at December 31, 1995                   $6,551     $82,034    $136,020

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $24,648     $25,829     $23,275
  Depreciation                                 18,250      17,078      15,979
  Deferred income taxes                         1,835       1,479       1,592
  Income from unconsolidated affiliates        (1,534)       (229)       (128)
                                               43,199      44,157      40,718
  Changes in operating assets
      and liabilities
    Accounts receivable                         1,391      (4,045)     23,815
    Federal income taxes                        1,128      (1,322)     (1,462)
    Inventories                                  (275)       (189)     25,539
    Prepaid expenses and deposits                 257        (541)        (75)
    Accounts payable and accrued expenses        (328)        879     (18,466)
    Purchased-gas adjustments                                          (3,441)
    Other                                         278         736       1,920
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                  45,650      39,675      68,548

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                          (25,690)    (57,613)    (47,216)
    Other investments                          (2,082)       (614)       (364)
      Total capital expenditures              (27,772)    (58,227)    (47,580)
  Proceeds from (costs of) disposition
    of property, plant and equipment              751          59        (182)
      CASH USED IN INVESTING
         ACTIVITIES                            (27,021)    (58,168)    (47,762)

FINANCING ACTIVITIES
  Capital contribution                                     25,000
  Change in notes payable to Questar              600      11,600      (4,500)
  Payment of dividends                        (19,000)    (18,000)    (16,000)
      CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                  (18,400)     18,600     (20,500)
          Change in cash and
             short-term investments               229         107         286
   Beginning cash and
     short-term investments                     1,448       1,341       1,055
     ENDING CASH AND SHORT-TERM
       INVESTMENTS                             $1,677      $1,448      $1,341

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that services are
provided or products are delivered. Questar Pipeline periodically collects revenues subject to possible refunds pending final orders from the FERC. The Company establishes reserves for revenues collected that it estimates may be refunded.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will amortize costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3 to 33% per year and averaging 3.7% in 1995. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or financial position.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures and loss reserves have adequately provided for usual and customary credit-related losses. The carrying amount of trade receivables approximates fair value.

Investment in Unconsolidated Affiliates: The Company has an 18% partnership interest in the Overthrust Pipeline Company, which is the operator of the Overthrust Segment of the Trailblazer Pipeline System. The Company is a one-third partner in the TransColorado Gas Transmission Company, which plans to construct a pipeline from the Piceance Basin in Colorado to connections with other pipelines in northern New Mexico. The Company owns 50% of the Blacks Fork Gas Processing Company in southwestern Wyoming that operates a plant which extracts ethane, propane, butane and gasoline from natural gas. The Company accounts for its investment in these partnerships using the equity method.

Income Taxes: Questar Pipeline records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Pipeline uses the deferral method to account for investment tax credits as required by the FERC. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Questar Pipeline and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Questar Pipeline also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment. This amounted to $330,000 in 1995, $976,000 in 1994 and $856,000 in 1993.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.


Note B - Debt

The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable on an annual basis. No amounts were borrowed under this arrangement at either December 31, 1995 or 1994. Questar loans funds to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $15,200,000 with an interest rate of 6.01% at December 31, 1995 and $14,600,000 with an interest rate of 6.11% at December 31,
1994.   Questar Pipeline guarantees $9 million of long-term debt borrowed by
Blacks Fork Gas Processing Company.

The details of long-term debt at December 31, were as follows:

                                              1995        1994
                                                    (In Thousands)
  9 3/8% debentures due 2021                  $85,000     $85,000
  9 7/8% debentures due 2020                   50,000      50,000
    Total long-term debt outstanding          135,000     135,000
  Less unamortized debt discount                  475         494
                                             $134,525    $134,506

There are no maturities of long-term debt for the five years following December 31, 1995. Cash paid for interest on debt was $13,192,000 in 1995, $13,065,000 in 1994 and  $13,018,000 in 1993.


Note C - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, were as follows:

                                              1995                    1994
                                            Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                          (In Thousands)
Financial assets
    Cash and short-term investments            $1,677      $1,677      $1,448      $1,448
Financial liabilities
    Short-term loans                           15,200      15,200      14,600      14,600
    Long-term debt                            134,525     158,256     134,506     134,429

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value;
(3) Long-term debt - the fair value of long-term debt is based on quoted market prices.


Note D - Income Taxes

The components of income taxes charged to income for years ended December 31, were as follows:

                                              1995        1994        1993
                                                      (In Thousands)
  Federal
    Current                                   $11,388     $10,571     $10,010
    Deferred                                    1,413       1,436       1,512
  State
    Current                                       601         997       1,249
    Deferred                                       63          43          80
                                              $13,465     $13,047     $12,851

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:


                                              1995        1994        1993
                                                                  (In Thousands)
  Income before income taxes                  $38,113     $38,876     $36,126

  Federal income taxes at statutory rate      $13,340     $13,607     $12,644
  State income taxes, net of federal
    income tax benefit                            454         691         892
  Prior years' tax settlement                    (178)                   (692)
  Tax adjustment on revenues from cushion
     gas transported into storage                          (1,245)
  Other                                          (151)         (6)          7
    Income tax expense                        $13,465     $13,047     $12,851

Effective income tax rate                        35.3%       33.6%       35.6%

Significant components of the Company's deferred tax liabilities and assets at December 31, were as follows:

                                              1995        1994
                                          (In Thousands)
Deferred tax liabilities
  Property, plant and equipment               $66,364     $64,002
  Income taxes recoverable from customers       1,487       1,914
  Unamortized debt reacquisition costs          1,159       1,267
  Pension costs                                   519         535
  Other                                         1,988       3,263
    Total deferred tax liabilities             71,517      70,981

Deferred tax assets                               868       2,167
    Net deferred tax liabilities              $70,649     $68,814

Cash paid for income taxes was $11,946,000 in 1995, $14,404,000 in 1994 and $12,404,000 in 1993.

Note E - Rate Matters, Litigation and Commitments

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking an increase in jurisdictional revenues. The request for additional revenues was intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect costs associated with employee postretirement benefits. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund. Questar Pipeline has submitted a settlement to the presiding administrative law judge. The settlement would avoid a lengthy hearing process if approved by the FERC.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $53 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. The FERC approved the transfer February 28, 1996.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note F - Employment Benefits

Pension Plan: Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $1,123,000 in 1995, $1,201,000 in 1994 and $1,372,000 in 1993.

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1995, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Postretirement Benefits Other Than Pensions: The Company pays a portion of the health-care costs and all the life insurance costs for employees who retired prior to January 1, 1993. The plan was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, will not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period. Total costs of postretirement benefits other than pensions were $1,044,000 in 1995, $1,130,000 in 1994 and $1,059,000 in 1993. The
Company expects to receive rate coverage of the jurisdictional portion of these costs in its current rate case and has recorded a regulatory asset of $1,730,000 at December 31, 1995. The FERC issued an order granting rate recovery methodology for SFAS No. 106 costs to the extent that the Company contributes the amounts to an external trust.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The Company expects to receive rate coverage of the jurisdictional portion of these costs as part of its current rate case. At December 31, 1995, the Company had a $539,000 regulatory asset for postemployment costs.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar Corporation common stock or other investments through payroll deduction. The Company makes contributions of Questar Corporation common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200
of common stock in the name of each eligible employee.   The Company's expense
and contribution to the plan was $667,000 in 1995, $591,000 in 1994 and $571,000 in 1993.


Note G - Related Party Transactions

The Company receives a substantial portion of its revenues from Mountain Fuel Supply Company. Revenues received from Mountain Fuel amounted to $69,964,000 or 60% in 1995, $70,966,000 or 61% in 1994, and $124,807,000 or 73% in 1993. The
Company also received revenues from other affiliated companies totaling $4,075,000 in 1995, $4,230,000 in 1994 and $5,072,000 in 1993.

Natural gas purchases include $4,844,000 from affiliated companies in 1993. The Company did not purchase gas for resale after August 31, 1993.

Questar performs certain administrative functions for the Company. The Company was charged for its allocated portion of these services which totaled $3,212,000 in 1995, $3,439,000 in 1994 and $3,408,000 in 1993. These costs are included in operating and maintenance expenses and are allocated based on each company's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

The Company terminated an operating service agreement on July 1, 1993, with Wexpro Company (Wexpro), a wholly-owned subsidiary of Questar. Under that agreement Wexpro operated certain gathering, compressor, measurement and other production-related facilities owned by the Company. Those functions were subsequently assumed by Company employees. The Company reimbursed Wexpro's expenses with respect to such services and paid a fee equal to 15% of such expenses. The Company paid Wexpro $3,443,000 in 1993 for such services.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Pipeline. The Company paid Questar InfoComm $7,542,000 in 1995, $7,036,000 in 1994 and $6,607,000 in 1993.

The Company received interest income from affiliated companies of $22,000 in 1995, $225,000 in 1994 and $327,000 in 1993. The Company had debt expense to affiliated companies of $272,000 in 1995, $134,000 in 1994 and $21,000 in 1993.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

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


  /s/ A. J. Marushack             President & Chief Executive Officer;
 A. J. Marushack                  Director (Principal Executive
                                  Officer)


  /s/ S. E. Parks                 Vice President, Treasurer, and Chief
 S. E. Parks                      Financial Officer (Principal
                                  Financial Officer)


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


March 28, 1996                *By   /s/ A. J. Marushack
  Date                              A. J. Marushack, Attorney in Fact

                                  Exhibit List

Exhibit No.                        Exhibit

 2.*1 Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102 filed February 27, 1985.)

 3.       Restated Articles of Incorporation dated November 17, 1995.

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

 10.3.2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 13, 1996.

 10.4. Partnership Agreement for the TransColorado Gas Transmission Company dated June 30, 1990 and as amended and restated September 25, 1995, between KN TransColorado, Inc., El Paso TransColorado, Inc., and Questar TransColorado, Inc.

 10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 to June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

 10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, to August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

 10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, to August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

 10.83 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.0 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 to May 14, 2019.

 10.9.* Gas Gathering Agreement between Mountain Fuel Supply Company and Questar Pipeline Company effective September 1, 1993. (Exhibit No. 10.9 to Form 10-K Annual Report for 1994.)

 10.102   Questar Pipeline Company Deferred Compensation Plan for
          Directors, as amended and restated February 13, 1996.

 22.      Subsidiary Information.

 25.      Power of Attorney.

 27.      Financial Data Schedule.
_______________

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