Form 10-Q
period 1996-03-31
QUESTAR PIPELINE CO
filed 1996-05-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                Class                   Outstanding as of April 30, 1996
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1996        1995        1996       1995
                                          (In Thousands)
REVENUES                                      $31,768     $29,565    $119,558  $117,423

OPERATING EXPENSES
  Operating and maintenance                    13,156      11,364      46,426    42,863
  Depreciation                                  4,282       4,114      16,782    15,893
  Other taxes                                   1,259       1,234       4,195     4,599
    TOTAL OPERATING EXPENSES                   18,697      16,712      67,403    63,355

    OPERATING INCOME                           13,071      12,853      52,155    54,068

INTEREST AND OTHER
   INCOME (EXPENSE)                               100         (44)     (1,742)   (1,394)

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                      432          85       1,881       245

DEBT EXPENSE                                   (3,394)     (3,406)    (13,460)  (13,310)

    INCOME BEFORE INCOME TAXES                 10,209       9,488      38,834    39,609

INCOME TAXES                                    3,819       3,214      14,070    13,014

    NET INCOME                                 $6,390      $6,274     $24,764   $26,595

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                           March 31,              December 31,
                                              1996        1995        1995
                                                      (In Thousands)
ASSETS
Current assets
  Cash and short-term investments              $1,386                  $1,677
  Accounts receivable                          13,858     $18,837      13,845
  Inventories                                   2,880       2,569       2,858
  Other current assets                          2,278       2,523       2,552
    Total current assets                       20,402      23,929      20,932

Property, plant and equipment                 633,828     618,240     632,393
Less allowances for depreciation              216,311     207,407     212,898
    Net property, plant and equipment         417,517     410,833     419,495

Investment in unconsolidated affiliates        11,230       8,208      11,010
Other assets                                   12,221      11,024      11,913

                                             $461,370    $453,994    $463,350

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                          $2,652
  Notes payable to Questar Corporation         $1,800       7,800     $15,200
  Accounts payable and accrued expenses        24,326      14,751      13,025
    Total current liabilities                  26,126      25,203      28,225

Long-term debt                                134,530     134,511     134,525
Deferred credits                                4,920       4,812       5,346
Deferred income taxes                          69,799      68,987      70,649

Common shareholder's equity
  Common stock                                  6,551       6,551       6,551
  Additional paid-in capital                   82,034      82,034      82,034
  Retained earnings                           137,410     131,896     136,020
    Total common shareholder's equity         225,995     220,481     224,605

                                             $461,370    $453,994    $463,350

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          3 Months Ended
                                           March 31,
                                              1996        1995
                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $6,390      $6,274
  Depreciation                                  4,743       4,523
  Deferred income taxes                          (850)        173
  Income from unconsolidated affiliates          (432)        (85)
                                                9,851      10,885
  Change in operating assets
    and liabilities                            11,023        (249)
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                 20,874      10,636

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
     and equipment                             (2,537)     (3,036)
    Other investments                                        (135)
      Total capital expenditures               (2,537)     (3,171)
  Costs of deposition of property, plant
     and equipment                               (228)        (15)
      CASH USED IN INVESTING
        ACTIVITIES                             (2,765)     (3,186)

FINANCING ACTIVITIES
  Decrease in notes payable
     to Questar Corporation                   (13,400)     (6,800)
  Checks outstanding in excess of
    cash balances                                           2,652
  Payment of dividends                         (5,000)     (4,750)
      NET CASH USED IN FINANCING
        ACTIVITIES                            (18,400)     (8,898)

      DECREASE IN CASH AND SHORT-TERM
        INVESTMENTS                             ($291)    ($1,448)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All
such adjustments are of a normal recurring nature.   The results of
operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the
Company's annual report on Form 10-K for the year ended December
31, 1995.

Note B - Gathering Division Spin Down

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the Federal Energy
Regulatory Commission February 28, 1996, and was effective March 1,
1996.  The financial statements of Questar Pipeline and Questar Gas
Management have been consolidated for reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.

Questar Corporation, in its continuing efforts to realign its operations into the two primary functions of regulated services and nonregulated market resources, plans to transfer Questar Gas
Management Company to its market resources group. Questar Pipeline currently intends to complete the transfer by mid-1996.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
March 31, 1996

Operating Results --

Following is a summary of financial and operating information for the Company:

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1996        1995        1996       1995
                                          (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers                $9,673     $10,859     $42,130   $42,684
    From affiliates                            22,095      18,706      77,428    74,739
      Total revenues                          $31,768     $29,565    $119,558  $117,423
  Operating income                            $13,071     $12,853     $52,155   $54,068
  Net income                                    6,390       6,274      24,764    26,595

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For unaffiliated customers               36,873      38,569     150,247   143,281
      For Mountain Fuel                        37,156      29,199      87,829    70,630
      For other affiliated customers            4,598       6,226      37,211    42,304
        Total transportation                   78,627      73,994     275,287   256,215

    Gathering
      For unaffiliated customers               10,834       9,621      40,241    39,222
      For Mountain Fuel                         9,818       9,390      32,119    30,924
      For other affiliated customers            1,916       1,280       6,585    10,280
        Total gathering                        22,568      20,291      78,945    80,426

Natural gas revenues (per decatherm)
  Transportation                                $0.21       $0.21       $0.23     $0.24
  Gathering                                      0.24        0.28        0.27      0.29

Revenues were higher in the 1996 periods presented due to a rate increase for transportation and storage activities. Questar Pipeline filed for a rate increase July 31, 1995 that became effective on February 1, 1996, subject to refund pending approval by the Federal Energy Regulatory Commission (FERC). The proposed settlement includes a stated return on equity of 11.75% and, could if approved, add about $6 million to annual revenues. The Company has fully reserved for the differences between the filed rates and the settlement rates. In addition, the Company reported higher revenues from its expanded firm gas-storage activities.

Volumes from gathering, now conducted by nonregulated subsidiary Questar Gas Management Company, increased 11% in the first quarter of 1996 over the year earlier period. Revenues in the 1996 periods were less than was reported in the prior year periods because of lower reservation charges on Mountain Fuel's firm-gathering contract.

Operating and maintenance expenses increased 16% in the first quarter of 1996 and 8% in the 12-month period ended March 31, 1996 when compared with the same periods of 1995 primarily because of higher costs of doing business and some one-time costs associated with the spin down of Questar Gas Management Company and settlement issues in the pending rate case.

Depreciation expense was higher in the 1996 periods as a result of increased investment in property, plant and equipment. Interest and other income (expense) increased in the first quarter of 1996 because of higher interest income. The increase in other expense reported for the 12 months ended March 31, 1996 reflects project costs that were expensed in 1995.

The increase in earnings from unconsolidated affiliated companies in the first quarter of 1996 resulted primarily from operations of Blacks Fork Processing Company, which began operations in June of 1995. The Company's 50% interest in the Blacks Fork Processing Company will be transferred to the market resources group as a part of Questar Gas Management Company. The increase in earnings from unconsolidated affiliates for the 12 months ended March 31, 1996 includes the proceeds received by Overthrust Pipeline Company from a buyout of a shipper's transportation contract.

The effective income tax rate for the first quarter was 37.4% in 1996 compared with 33.9% in 1995. Income tax expense was reduced for a revision of estimated income taxes in the 1995 period.

Questar Corporation (Questar) announced plans to become more of an energy-services company that can operate effectively in the new energy market place. Questar Pipeline and affiliated company, Mountain Fuel, make up the regulated services group of Questar. To improve efficiency and coordination, various financial, technical, administrative and other support functions of these two companies will be consolidated. The regulated services group also is creating a new planning and business development area to focus on new business opportunities in gas transmission, distribution and storage, both foreign and domestic.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $20,874,000 for the first three months of 1996 compared with $10,636,000 for the same
period of 1995.   An increase in cash flow from changes in
operating assets and liabilities was due primarily to the collection of construction costs receivable from the Blacks Fork Processing Company and collection of rates subject to refund.

Investing Activities:

Capital expenditures were $2,537,000 in the first three months of 1996, compared with $3,171,000 in the corresponding 1995 period.
Capital expenditures for calendar year 1996 are estimated at $40,900,000.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar, its parent company, loans funds to the Company under a short-term arrangement. As of March 31, amounts borrowed from Questar were $1,800,000 in 1996 and $7,800,000 in 1995. No amounts were borrowed under the short-term line-of-credit arrangement at March 31, 1996. First quarter financing activities in 1996 and 1995 included payment of dividends and a partial repayment of the Company's notes payable to Questar. 1996 capital expenditures are expected to be financed from net cash flow provided from operations and borrowings from Questar.

                                 PART II
                            OTHER INFORMATION

Item 5.  Other Information.
      a. Effective March 1, 1996, John B. Carricaburu resigned his position as Vice President, Marketing and Transportation, of Questar Pipeline Company (Questar Pipeline or the Company) to accept a new position as Vice President and General Manager of Questar Gas Management Company (Questar Gas Management). The Company transferred its gathering assets and activities to Questar Gas Management, a wholly owned subsidiary, as of the same date. Approximately 115 employees were also transferred from Questar Pipeline to Questar Gas Management. See Questar Pipeline's 1995 Annual Report on Form 10-K, Items 1 and 2, Business and Properties, "Gathering."
      b. Questar Pipeline currently intends to transfer ownership of Questar Gas Management by mid-1996. Questar Gas Management's operations will be included in Questar Corporation's business segment described as nonregulated or market resources.



                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)




May 13, 1996                           /s/ A. J. Marushack
  (Date)                               A. J. Marushack
                                       President and Chief
                                       Executive Officer



May 13, 1996                            /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer