Form 10-Q
period 1996-06-30
QUESTAR PIPELINE CO
filed 1996-08-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                Class                    Outstanding as of July 31, 1996
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          6 Months Ended        12 Months Ended
                                            June 30,                June 30,             June 30,
                                              1996        1995        1996       1995      1996      1995
                                          (In Thousands)
REVENUES                                      $30,340     $29,835     $62,108   $59,400  $120,063  $117,839

OPERATING EXPENSES
  Operating and maintenance                    12,232      11,628      25,388    22,992    47,030    43,921
  Depreciation                                  4,294       4,148       8,576     8,262    16,928    16,313
  Other taxes                                   1,059       1,176       2,318     2,410     4,078     4,538
    TOTAL OPERATING EXPENSES                   17,585      16,952      36,282    33,664    68,036    64,772

    OPERATING INCOME                           12,755      12,883      25,826    25,736    52,027    53,067

OTHER EXPENSE                                    (139)       (295)        (39)     (339)   (1,586)   (1,941)

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                      307          11         739        96     2,177       196

DEBT EXPENSE                                   (3,452)     (3,361)     (6,846)   (6,767)  (13,551)  (13,398)

    INCOME BEFORE INCOME TAXES                  9,471       9,238      19,680    18,726    39,067    37,924

INCOME TAXES                                    3,580       3,427       7,399     6,641    14,223    12,387

    NET INCOME                                 $5,891      $5,811     $12,281   $12,085   $24,844   $25,537

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            June 30,              December 31,
                                              1996        1995        1995
                                                      (In Thousands)
ASSETS
Current assets
  Cash and short-term investments              $1,385                  $1,677
  Notes receivable from
    Notes receivable from                       1,900
  Accounts receivable                           7,611     $14,858      13,845
  Inventories                                   2,734       2,984       2,858
  Other current assets                          1,999       2,392       2,552
    Total current assets                       15,629      20,234      20,932

Property, plant and equipment                 637,953     622,427     632,393
Less allowances for depreciation              220,458     211,009     212,898
    Net property, plant and equipment         417,495     411,418     419,495

Investment in unconsolidated affiliates        11,536       7,759      11,010
Other assets                                   10,967      11,159      11,913

                                             $455,627    $450,570    $463,350

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                            $643
  Notes payable to Questar Corporation           $700       7,700     $15,200
  Accounts payable and accrued expenses        12,576      12,356      13,025
  Customer refund                               7,413
  Dividends payable to Questar Corporation     43,931
    Total current liabilities                  64,620      20,699      28,225

Long-term debt                                134,535     134,516     134,525
Deferred credits                                4,944       4,611       5,346
Deferred income taxes                          68,573      69,202      70,649

Common shareholder's equity
  Common stock                                  6,551       6,551       6,551
  Additional paid-in capital                   82,034      82,034      82,034
  Retained earnings                            94,370     132,957     136,020
    Total common shareholder's equity         182,955     221,542     224,605

                                             $455,627    $450,570    $463,350

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          6 Months Ended
                                            June 30,
                                              1996        1995
                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $12,281     $12,085
  Depreciation                                  9,434       9,059
  Deferred income taxes                        (2,076)        388
  Income from unconsolidated affiliates          (739)        (96)
                                               18,900      21,436
  Change in operating assets
    and liabilities                            14,642         870
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                 33,542      22,306

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                            (7,381)     (9,209)
    Other investments                                        (326)
      Total capital expenditures               (7,381)     (9,535)
  Proceeds from (costs of) deposition of
     property, plant and equipment                (53)      1,538
      CASH USED IN INVESTING
        ACTIVITIES                             (7,434)     (7,997)

FINANCING ACTIVITIES
  Increase in notes receivable
     from Questar Corporation                  (1,900)
  Decrease in notes payable
     to Questar Corporation                   (14,500)     (6,900)
  Checks outstanding in excess of
     cash balances                                            643
  Dividends paid                              (10,000)     (9,500)
      NET CASH USED IN FINANCING
        ACTIVITIES                            (26,400)    (15,757)

      DECREASE IN CASH AND SHORT-TERM
        INVESTMENTS                             ($292)    ($1,448)

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Gathering Division Spin Down and Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the Federal Energy Regulatory Commission February 28, 1996 and was effective March 1, 1996. The financial statements of Questar Pipeline and Questar Gas Management have been consolidated for reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.

Questar Gas Management was transferred to the Market Resources group of Questar Corporation on July 1, 1996. The transaction was in the form of a dividend payable to Questar Corporation. Questar Pipeline had declared a $43.9 million dividend which included the $27.9 million of net assets of Questar Gas Management and a $16 million repayment of debt by Questar Gas Management. On July 1, 1996, Questar Gas Management repaid $16 million of debt owned to Questar Pipeline.

Beginning in the third quarter of 1996, prior-period financial statements will be restated to report earnings of Questar Pipeline without gas-gathering operations.


QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
June 30, 1996

Operating Results --

Following is a summary of financial and operating information for the Company:

                                          3 Months Ended          6 Months Ended        12 Months Ended
                                           June 30,                June 30,             June 30,
                                              1996        1995        1996       1995      1996      1995
                                          (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers               $12,859     $11,285     $22,532   $22,144   $43,704   $44,355
    From affiliates                            17,481      18,550      39,576    37,256    76,359    73,484
      Total revenues                          $30,340     $29,835     $62,108   $59,400  $120,063  $117,839
  Operating income                            $12,755     $12,883     $25,826   $25,736   $52,027   $53,067
  Net income                                    5,891       5,811      12,281    12,085    24,844    25,537

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For unaffiliated customers               36,158      38,978      73,031    77,547   147,427   149,129
      For Mountain Fuel                        16,426      15,553      53,582    44,752    88,702    77,481
      For other affiliated customers           10,271      10,133      14,869    16,359    37,349    40,336
        Total transportation                   62,855      64,664     141,482   138,658   273,478   266,946

    Gathering
      For unaffiliated customers                9,725      10,126      20,559    19,747    39,840    39,461
      For Mountain Fuel                         4,555       7,470      14,373    16,860    29,204    30,756
      For other affiliated customers            2,485       1,815       4,401     3,095     7,255     8,359
        Total gathering                        16,765      19,411      39,333    39,702    76,299    78,576

Natural gas revenues (per decatherm)
  Transportation                                $0.28       $0.25       $0.24     $0.23     $0.24     $0.24
  Gathering                                      0.29        0.28        0.26      0.28      0.27      0.28

Revenues were higher in the 1996 periods presented partially as a result of a rate increase for transportation and storage
activities.   Questar Pipeline filed for a rate increase with the
Federal Energy Regulatory Commission (FERC) on July 31, 1995. The Company began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996. The settlement included a stated return on equity of 11.75% and is expected to add approximately $5.9 million to annual revenues or $3 million in after-tax income. The Company had fully reserved for the differences between the filed rates and the settlement rates and as a result there was no significant impact on net income. In addition to the rate increase, the Company reported higher revenues from its expanded firm gas-storage activities.

Revenues for gas-gathering activities were lower for the 1996 periods presented as a result of decreased volumes gathered and a decrease in the rate charged on gas volumes gathered for Mountain Fuel. Reservation charges on Mountain Fuel's firm-gathering contract were reduced beginning in the Fall of 1995.

Operating and maintenance expenses were higher in all of the 1996 periods presented primarily because of higher labor and equipment costs, and some one-time costs associated with the spin down of Questar Gas Management and settlement issues in the rate case. Depreciation expenses were higher in the 1996 periods as a result of increased investment in property, plant and equipment.

The increase in earnings from unconsolidated affiliated companies in the 3- and 6-month periods ended June 30, 1996 resulted primarily from activities of Blacks Fork Processing Company, which began operations in June of 1995. The Company's 50% interest in the Blacks Fork Processing Company will be transferred to the Market Resources group as an affiliate of Questar Gas Management. The increase in earnings from unconsolidated affiliates for the 12-month period ended June 30, 1996 includes Questar Pipeline's share of the proceeds received by Overthrust Pipeline Company from a buy-out of a shipper's transportation contract.

The effective income tax rate for the second quarter was 37.6% in 1996 compared with 35.5% in 1995.

Questar Pipeline and affiliated company, Mountain Fuel, have consolidated various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination. Questar Pipeline and Mountain Fuel comprise the Regulated Services group within Questar Corporation.


Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $33,542,000 for the first six months of 1996 compared with $22,306,000 for the same
period of 1995.   The increase in cash flow, primarily from changes
in operating assets and liabilities, was due largely to the collections of rates subject to refund and receivables for transportation and storage services provided to affiliated companies.

Investing Activities:

Capital expenditures were $7,381,000 in the first half of 1996, compared with $9,535,000 in the corresponding 1995 period. Capital expenditures for calendar year 1996 are estimated at $37,100,000.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar Corporation, its parent company, loans funds to the Company under a short-term arrangement. As of June 30, amounts borrowed from Questar Corporation were $700,000 in 1996 and $7,700,000 in 1995. Questar Pipeline
subsidiary, Questar Gas Management, had loaned excess funds of $1,900,000 to Questar Corporation at June 30, 1996. No amounts were borrowed under the line-of-credit arrangement at either June 30, 1996 or June 30, 1995. Questar Pipeline's net cash provided from operating activities for the first six months of 1996 and 1995 funded capital expenditures, cash dividends and repayment of debt. Funding for 1996 capital expenditures is expected to be supplied from net cash flow provided from operations and borrowings from Questar Corporation.


                                 PART II
                            OTHER INFORMATION

Item 1.    Legal Proceedings.
      a.  On July 1, 1996, the Federal Energy Regulatory Commission (the
FERC) approved a proposed settlement agreement filed by Questar Pipeline Company (Questar Pipeline or the Company) on March 8, 1996. Under the agreement, the Company's new rates became effective February 1, 1996. The settlement agreement provides for a return on equity of 11.75 percent, an annualized revenue increase of approximately $5.9 million, and new sharing arrangements for interruptible transportation and storage revenues. Questar Pipeline filed its general rate case application with the FERC on July 31, 1995.

      b. Questar Pipeline and 69 other domestic companies have been named as defendants in a federal "false claims" lawsuit brought by Jack
J. Grynberg on behalf of the federal government. The suit, which was filed in a federal district court in Washington, D.C., claims that pipelines and other companies have systematically reported less than the actual heating content of natural gas entering their systems, ultimately resulting in an underpayment of royalties to the federal government.
The complaint does not allege any specific undermeasurements for individual defendants or for the group of defendants. The Company believes that the lawsuit, which the Department of Justice determined not to prosecute, has no merit.

      c. On August 9, 1996, the Utah Supreme Court upheld the Utah State Tax Commission's approval of a property-tax settlement involving Questar Pipeline. The Tax Commission approved an overall five percent reduction in the Company's property taxes for the five-year period 1988 through 1992 and rejected the claims filed by several Utah counties that certain gas inventories should not have been treated as tax-exempt inventory. The counties' claims involved an additional $2.0 in additional taxes, plus accrued interest. The Utah Supreme Court, in response to an appeal filed by the counties, ruled that the counties had not raised the issue of taxation of stored gas in a timely manner. The approved settlement provides for nearly $500,000 in property tax refunds to Questar Pipeline.

Item 4.    Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting was held on May 21, 1996. As of such date, D. N. Rose and G. L. Nordloh were elected as new directors. Other directors elected include R. D. Cash, U. Edwin Garrison, A. J. Marushack, and Mary Mead. Mr. Neal A. Maxwell had previously indicated his intention to retire as of May 21, 1996, and was not nominated for reelection. Mr. W. F. Edwards, who had formerly served as the Company's Vice President and Chief Financial Officer, was not nominated for reelection. The Company is a wholly owned subsidiary of Questar Corporation (Questar), and all of the directors received 100 percent of the outstanding shares cast in favor of their election.


Item 5.    Other Information.

      a.   Several management changes were announced effective May 21,
1996.   Mr. Rose was appointed to serve as Vice Chairman of the Board.
Mr. Rose, age 51, also serves as Executive Vice President of Questar with responsibility for regulated services and as President and Chief Executive Officer of Mountain Fuel Supply Company (Mountain Fuel), an affiliated local distribution company. Mr. Marushack, the Company's President and Chief Executive Officer, reports to Mr. Rose.

      As of June 1, 1996, the Company and Mountain Fuel have several common officers. Mr. Michael E. Benefield, age 57, was appointed to serve as Vice President, Planning and Business Development. Mr. Gary W. DeBernardi, age 53, was appointed to serve as Vice President, Technical Support. (Mr. DeBernardi has been serving as the Company's Vice President, Engineering and Transmission Services.) Ms. Susan Glasmann, age 48, was appointed to serve as Vice President, Business Support. Mr. Glenn H. Robinson, age 46, was appointed to serve as Vice President of the Company, in addition to his responsibilities as Vice President and Controller of Mountain Fuel. As of September 1, 1996, Mr. Robinson will also serve as Controller for the Questar Pipeline. Messrs. Benefield and Robinson and Ms. Glasmann previously served as officers of Mountain Fuel only.

      Mr. Lowell F. Gill, age 53, was appointed to serve as Vice
President and General Manager for Questar Pipeline effective June 1, 1996. He previously served the Company as Vice President, Regulatory Affairs (March 1985 to March 1996) and as Vice President, Marketing and Regulatory Affairs (March 27, 1996 to June 1, 1996).

      b. On June 21, 1996, Mary Mead, a director of the Company, was killed in a horseback riding accident. Mrs. Mead, who turned 61 on the date of her death, had served as a director of the Company since
February of 1990. The Company's Board of Directors has not named anyone to replace her as a director.

      c. Effective July 1, 1996, ownership of Questar Gas Management Company was transferred from the Company to Entrada Industries, Inc. (Entrada is a wholly owned subsidiary of Questar that owns Questar's affiliates engaged in nonregulated activities.) The Company's gathering assets and activities had been transferred to Questar Gas Management as of March 1, 1996.

      d. Mr. R. Paul Ord, the Company's Controller, has announced his retirement effective August 31, 1996. Mr. Ord, age 60, has served as Controller of the Company since April of 1982. As noted earlier, Mr. Robinson, the Company's Vice President, will assume the additional title of Controller as of September 1, 1996.


                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)




August 13, 1996                        /s/ A. J. Marushack
   (Date)                              A. J. Marushack
                                       President and Chief
                                       Executive Officer



August 13, 1996                         /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer