Form 10-Q
period 1996-09-30
QUESTAR PIPELINE CO
filed 1996-11-13
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File No. 0-14147

                       QUESTAR PIPELINE COMPANY
         (Exact name of registrant as specified in its charter)


      STATE OF UTAH                                           87-0307414
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)


P.O. Box 11450, 79 South State Street, Salt Lake City, Utah        84147
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (801) 324-2400


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

                Class               Outstanding as of September 30, 1996
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended          9 Months Ended          12 Months Ended
                                        September 30,           September 30,           September 30,
                                            1996        1995        1996        1995        1996        1995
                                        (In Thousands)
REVENUES                                    $26,186     $23,243     $77,988     $70,925    $101,835     $94,955

OPERATING EXPENSES
  Operating and maintenance                   9,577       8,062      29,152      25,491      37,664      33,515
  Depreciation                                3,637       3,203      10,449       9,615      13,745      12,800
  Other taxes                                   549         941       2,493       2,906       2,957       3,749
    TOTAL OPERATING EXPENSES                 13,763      12,206      42,094      38,012      54,366      50,064

    OPERATING INCOME                         12,423      11,037      35,894      32,913      47,469      44,891

INTEREST AND OTHER INCOME                       365         464       1,169       1,200         493         243

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                    140          94         212         275       1,157         317

DEBT EXPENSE                                 (3,189)     (3,348)    (10,035)    (10,115)    (13,392)    (13,483)

  INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES             9,739       8,247      27,240      24,273      35,727      31,968

INCOME TAXES                                  3,619       3,062      10,334       8,703      13,123      10,173

   INCOME FROM CONTINUING
       OPERATIONS                             6,120       5,185      16,906      15,570      22,604      21,795

  DISCONTINUED OPERATIONS - QUESTAR
      GAS MANAGEMENT COMPANY                                704       1,495       2,404       2,471       3,534

      NET INCOME                             $6,120      $5,889     $18,401     $17,974     $25,075     $25,329

See notes to financial statements.

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                        September 30,           December 31,
                                            1996        1995        1995
                                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments              $904      $1,578      $1,013
  Notes receivable                                       18,725      16,692
  Accounts receivable                         8,579       8,432      13,706
  Inventories                                 2,183       2,319       2,310
  Other current assets                        1,663       2,157       2,157
    Total current assets                     13,329      33,211      35,878

Property, plant and equipment               557,630     542,241     547,831
Less allowances for depreciation            193,030     184,664     183,840
    Net property, plant and equipment       364,600     357,577     363,991

Investment in unconsolidated affiliates      12,146       8,038       9,084
Other assets                                 11,276      10,997      11,903
Investment in net assets of
  discontinued operations                                26,376      27,752

                                           $401,351    $436,199    $448,608

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar Corporation       $9,200      $3,000     $15,200
  Accounts payable and accrued expenses      13,341      15,249      12,783
    Total current liabilities                22,541      18,249      27,983

Long-term debt                              134,539     134,520     134,525
Deferred credits                              4,898       4,636       5,346
Deferred income taxes                        56,117      56,113      56,149

Common shareholder's equity
  Common stock                                6,551       6,551       6,551
  Additional paid-in capital                 82,034      82,034      82,034
  Retained earnings                          94,671     134,096     136,020
    Total common shareholder's equity       183,256     222,681     224,605

                                           $401,351    $436,199    $448,608

See notes to financial statements.

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    9 Months Ended
                                                    September 30,
                                                        1996        1995
                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                            $18,401     $17,974
  Depreciation                                           12,214       9,564
  Deferred income taxes                                     (32)       (199)
  Income from unconsolidated affiliates                    (212)       (275)
  Income from discontinued operations                    (1,495)     (2,404)
                                                         28,876      24,660
  Changes in operating assets and liabilities             6,496      11,073
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                           35,372      35,733

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                                    (11,478)    (13,700)
    Investments in partnerships                          (2,850)       (406)
    Investment in discontinued
      operations                                                     (1,176)
      Total capital expenditures                        (14,328)    (15,282)
  Costs of deposition of property, plant
     and equipment                                       (1,345)       (959)
      NET CASH USED IN INVESTING
        ACTIVITIES                                      (15,673)    (16,241)

FINANCING ACTIVITIES
  Decrease in notes receivable                           16,692       6,488
  Decrease in notes payable
     to Questar Corporation                              (6,000)    (11,600)
  Dividends paid                                        (30,500)    (14,250)
      NET CASH USED IN FINANCING
        ACTIVITIES                                      (19,808)    (19,362)

      INCREASE (DECREASE) IN CASH AND
        SHORT-TERM INVESTMENTS                            ($109)       $130

See notes to financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Discontinued Operations - Gathering Division Spin Down and Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the Federal Energy Regulatory Commission February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar Corporation on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar Corporation with no gain or loss recorded. Beginning in the third quarter of 1996, Questar Pipeline's prior-period financial statements were restated, showing gas-gathering operations as a discontinued business segment.

QUESTAR PIPELINE COMPANY
MANAGEMENT'S ANALYSIS
September 30, 1996
(Unaudited)

Operating Results --

Following is a summary of financial and operating information for the Company:

                                        3 Months Ended          9 Months Ended          12 Months Ended
                                        September 30,           September 30,           September 30,
                                            1996        1995        1996        1995        1996        1995
                                        (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers              $9,539      $8,525     $28,986     $27,052     $38,714     $34,093
    From affiliates                          16,647      14,718      49,002      43,873      63,121      60,862
      Total revenues                        $26,186     $23,243     $77,988     $70,925    $101,835     $94,955
  Operating income                          $12,423     $11,037     $35,894     $32,913     $47,469     $44,891
  Income from continuing operations           6,120       5,185      16,906      15,570      22,604      21,795

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
      For unaffiliated customers             30,502      36,580     103,533     114,127     141,349     146,484
      For Mountain Fuel                      14,035      10,888      67,617      55,640      91,849      78,998
      For other affiliated customers         13,498      10,941      28,367      27,300      39,906      40,217
        Total transportation                 58,035      58,409     199,517     197,067     273,104     265,699

Transportation revenues (per decatherm)       $0.29       $0.26       $0.25       $0.24       $0.24       $0.24

A rate increase and expanded firm gas-storage activities resulted in higher revenues in the 1996 periods presented. Questar Pipeline filed for a rate increase with the Federal Energy Regulatory Commission (FERC) on July 31, 1995. The Company began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996. The settlement included a stated return on equity of 11.75% and allowed the Company to collect a greater share of costs from firm transportation customers. As a result of the new rate structure, Questar Pipeline is expected to add approximately $5.9 million to annual revenues or $3 million in after-tax income. The Company had fully reserved for the differences between the filed rates and the settlement rates and as a result there was no significant impact on net income. In addition to the rate increase, the Company reported higher revenues from its expanded firm gas-storage activities. Firm-storage capacity increased from 41.8 Bcf to 46.3 Bcf in May 1995.

Operating and maintenance expenses were higher in all of the 1996 periods presented primarily because of increased maintenance-related activities, higher costs for communication and data processing activities and expenses associated with the rate case settlement. Depreciation expenses were higher in the 1996 periods as a result of increased investment in property, plant and equipment. A successful third quarter 1996 settlement of issues related to state property tax assessments spanning from 1988 through 1992 resulted in a $410,000 reduction of expense reported in other taxes.

The increase in earnings from unconsolidated affiliates for the 12-month period ended September 30, 1996 includes Questar Pipeline's share of the proceeds received by Overthrust Pipeline Company from a buy-out of a shipper's transportation contract. In addition, Questar Pipeline increased its ownership of Overthrust to 36% with the purchase of Columbia Gulf Transmission's 18% interest in August of 1996 effective January 1, 1996.

The effective income tax rate for the first nine months was 37.9% in 1996 compared with 35.9% in 1995.

Questar Pipeline and an affiliated company, Mountain Fuel, continue work to consolidate various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination. Questar Pipeline and Mountain Fuel comprise the Regulated Services group of Questar Corporation.


Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $35,372,000 for the first nine months of 1996 compared with $35,733,000 for the same period of 1995. An increase in cash flow from higher net income before depreciation expense was more than offset by less cash flow from operating assets and liabilities.

Investing Activities:

Capital expenditures were $14,328,000 in the first nine months of 1996, compared with $15,282,000 in the corresponding 1995 period.
Capital expenditures for calendar year 1996 are estimated at $24,300,000.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar Corporation, its parent company, loans funds to the Company under a short-term arrangement. As of September 30, amounts borrowed from Questar Corporation were $9,200,000 in 1996 and $3,000,000 in 1995. No amounts were borrowed under the line-of-credit arrangement at either September 30, 1996 or September 30, 1995. Questar Pipeline's net cash provided from operating activities for the first nine months of 1996 and 1995 plus collection of notes receivable from an affiliated company funded capital expenditures, cash dividends and repayment of debt. Questar Pipeline paid a special dividend of $16,000,000 to Questar Corporation after collecting a note receivable from Questar Gas Management. Funding for 1996 capital expenditures is expected to be supplied from net cash flow provided from operations and borrowings from Questar Corporation.


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

                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)




November 12, 1996                      /s/ A. J. Marushack
  (Date)                               A. J. Marushack
                                       President and Chief
                                       Executive Officer



November 12, 1996                       /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer