Form 10-K
period 1996-12-31
QUESTAR PIPELINE CO
filed 1997-03-28
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997. $0.

      Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of March 21, 1997. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

      Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.   BUSINESS AND PROPERTIES
            General.....................................................
            Transmission System.........................................
            Transportation Service......................................
            Storage.....................................................
            Regulatory Environment......................................
            Competition.................................................
            Employees...................................................
            Relationships with Affiliates...............................

Item 3.  LEGAL PROCEEDINGS..............................................

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...............................................

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS................................

Item 6.  (Omitted)......................................................

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION...................

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA...........................................................

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................

                                PART III

Items
10-13.   (Omitted)......................................................


                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K........................................

SIGNATURES..............................................................

                                FORM 10-K
                           ANNUAL REPORT, 1996
                                 PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
General
      Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that is engaged in the transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado. During 1996, the Company spun-down its gathering assets to Questar Gas Management Company (Questar Gas Management). As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the FERC) pursuant to the Natural Gas Act of 1938, as amended, and certain other federal legislation.

      As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in two partnerships, Overthrust Pipeline Company (Overthrust), and TransColorado Gas Transmission Company (TransColorado).

      In mid-1996, Questar Pipeline and its affiliate Mountain Fuel Supply Company (Mountain Fuel) were placed under the same management team of officers and linked together to form the Regulated Services segment of Questar Corporation (Questar). Questar is a publicly-owned integrated energy supplier. This reorganization was completed as of January 1, 1997, when both entities became subsidiaries of Questar Regulated Services Company (Regulated Services) and specified employees from both the Company and Mountain Fuel were transferred to the new parent.

      The Company has significant business relationships with its affiliates, particularly Mountain Fuel. Mountain Fuel, a regulated local distribution company that serves over 618,200 customers in Utah, southwestern Wyoming, and southeastern Idaho, has reserved approximately 800,000 decatherms (Dth) per day of firm transportation capacity on the Company's transmission system and reserved storage capacity at Clay Basin and smaller storage reservoirs. (A Dth is an amount of heat energy equal to 10 therms or one million British thermal units (Btu).
In the Company's system, each thousand cubic feet of gas (Mcf) equals approximately 1.07 Dth.) Questar Pipeline transports natural gas owned by Mountain Fuel and produced from properties operated by Wexpro Company (Wexpro), another affiliate, as well as some natural gas volumes purchased directly by Mountain Fuel from field producers and other suppliers. The Company also transports volumes that are marketed by Questar Energy Trading Company (Questar Energy), another affiliated entity.

      The following diagram sets forth the corporate structure of the Company and certain affiliates:


     Questar Corporation
       Questar Regulated Services Company
          Questar Pipeline Company
          Mountain Fuel Supply Company
       Entrada Industries Inc.
          Wexpro Company
          Questar Gas Management Company
          Celsius Energy Company
          Questar Energy Trading Company
          Universal Resources Corporation
          Questar Energy Services Inc.
      Questar InfoComm Inc.


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

      The Company's transmission system includes 1,731 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Mountain Fuel's distribution facilities in Utah and Wyoming. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines used to serve Mountain Fuel.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah.

      The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

      In addition to the transmission system described above, Questar Pipeline has a 36 percent interest and is the operating partner in Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. (During 1996, the Company's ownership interest increased from 18 percent to 36 percent as a result of purchasing the interest of Columbia Gulf Transmission Company.) Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Since gas production from the Overthrust area is generally shipped on the Kern River pipeline to California, the Overthrust segment is currently underutilized.

      Questar Pipeline owns and operates a major compressor complex near Rock Springs, Wyoming, that compresses volumes of gas from the Company's transmission system for delivery to the WIC segment of the Trailblazer system and to CIG. The complex has become a major delivery point on Questar Pipeline's system. Five of the Company's major natural gas lines are connected to the system at the complex. In addition, both of CIG's Wyoming pipelines and the WIC segment are connected to the complex.

      The Company and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. (Questar TransColorado, Inc., the Company's wholly owned subsidiary, is the named partner.) Questar Pipeline's partners are affiliates of El Paso Natural Gas Company and KN Energy, Inc. The proposed pipeline is 292 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would interconnect with other major pipeline systems. As designed, the pipeline could transport up to 300 million cubic feet (MMcf) of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. This project has received the necessary environmental clearance and regulatory approvals. It is moving forward in phases in response to shipper demand and market opportunities.

Transportation Service

      Questar Pipeline's largest transportation customer is Mountain Fuel. During 1996, the Company transported 100,161 thousand decatherms
(MDth) for Mountain Fuel, compared to 79,872 MDth in 1995. These transportation volumes include Mountain Fuel's cost-of-service gas produced by Wexpro, as well as volumes purchased by Mountain Fuel directly from field producers and other suppliers.

      Prior to September 1, 1993, the Company purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of that date, Questar Pipeline discontinued sale-for-resale service, and Mountain Fuel converted its firm sales capacity to firm transportation capacity. Mountain Fuel has reserved capacity of about 800,000 Dth per day, or approximately 72 percent of Questar Pipeline's reserved daily capacity. Mountain Fuel paid an annual reservation charge of approximately $45.8 million to the Company in 1996, which includes reservation charges attributable to firm and "no-notice" transportation. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from the Company, which were approximately $9.1 million during 1996.

      Questar Pipeline's transportation agreement with Mountain Fuel expires on June 30, 1999. While it is too soon to predict whether Mountain Fuel will continue to need this same firm transportation capacity on the Company's transmission system, it is clear that design-day requirements for Mountain Fuel's firm sales and transportation customers are growing rapidly.

      Questar Pipeline recovers approximately 96 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices.

      The Company's total system throughput increased from 270,654 MDth in 1995 to 276,383 MDth in 1996. Most of this increase was attributable to expanded transportation volumes for Mountain Fuel. The total throughput increase was also attributable to increased volumes for other affiliated customers, which expanded from 38,839 MDth in 1995 to 44,327 MDth in 1996. Questar Pipeline's transportation volumes for nonaffiliated customers declined from 151,943 MDth in 1995 to 131,895 MDth in 1996.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and the Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. It is permitted, as of February 1, 1996, to retain the first $800,000 in revenues associated with interruptible transportation services, and to retain 50 percent of the revenues between $800,000 and $1.2 million and 25 percent of the revenues in excess of $1.2 million. Since most of its costs are collected through reservation charges from firm customers, Questar Pipeline has agreed to share interruptible transportation revenues with these customers.

      Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or to improve transportation services. During 1997, the Company plans to begin construction of a new 20-inch diameter line extending from Clay Basin to Coleman Station in southwestern Wyoming. This project, which will be built in phases and is scheduled to be finished in 1998, will significantly expand Questar Pipeline's capacity to move gas north from the storage reservoir and its southern system. The Company is also building a new pipeline into the Ferron area of eastern Utah, which is the site of a large project to produce gas from coal seams.

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

      The Clay Basin facility, which was significantly expanded in 1995, is certificated for 46.3 billion cubic feet (Bcf) of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn.) As a result of this expansion, Clay Basin's maximum deliverability increased to 765 MMcf per day.

      Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Mountain Fuel currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers include Northwest Pipeline; Washington Natural Gas Company, a distribution utility in Washington; and BC Gas Inc., a distribution utility in British Columbia. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

      Questar Pipeline currently offers interruptible storage service at Clay Basin. Effective January 1, 1997, it received regulatory approval to remove some constraints formerly applicable to interruptible storage service and hopes to expand interruptible services. The Company also intends to allow firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

      Questar Pipeline also owns and operates three smaller storage reservoirs. These projects were developed specifically to serve Mountain Fuel's needs, and Mountain Fuel reserves 100 percent of their working gas capacity. These small reservoirs are used primarily to supplement Mountain Fuel's gas supply needs on peak days.

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

      A settlement agreement in the Company's 1995 general rate case was approved by the FERC effective February 1, 1996. Under the terms of this settlement, Questar Pipeline was permitted to collect rates that reflected an annualized revenue increase of approximately $5.9 million, to earn a return on equity of 11.75 percent, and to retain specified revenues associated with interruptible transportation and storage services.

      Questar Pipeline does not currently plan to file a general rate case in 1997. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

      During 1997, the Company expects to spend $2.8 million to comply with the standards originally proposed by the Gas Industry Standards Board (GISB) and mandated by the FERC. These requirements, commonly known as the GISB standards, are designed to facilitate the seamless transportation of gas volumes on pipeline systems and deal with such issues as nominations, confirmations, priority of service, allocation, balancing, and invoicing. Questar Pipeline is required to comply with some standards by June 1, 1997, to have an Internet web site by August 1, 1997, and to implement a second round of standards by November 1, 1997.

      The FERC has adopted specific criteria for determining when "rolled-in" rates (rather than incremental rates) are appropriate. Under the FERC's policy, rolled-in rates will generally be approved if rates to existing customers will not increase by more than five percent and if specified system-wide operational and financial benefits can be demonstrated. The FERC, however, can impose at-risk conditions on new projects even if it approves rolled-in rate treatment for them and can require additional support in subsequent rate cases to continue rolled-in treatment.

      In conjunction with its 1995 general rate case, Questar Pipeline received rolled-in rate treatment for some facilities that were previously certificated as at-risk facilities. The FERC, however, did not remove the at-risk designation formerly placed on them. Questar Pipeline has again requested the FERC to remove the at-risk condition on these facilities. The Company, when contemplating future expansion projects, must evaluate the risk of having shareholders, not customers, absorb any underrecovery of costs if incremental revenues for a new project do not cover the costs of such project, versus the risk of losing transportation volumes to competitors.

      Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation (DOT) with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The Company also complies with the DOT's drug and alcohol testing regulations.

      In addition to the regulations discussed above, Questar Pipeline's activities in connection with the operation and construction of pipelines and other facilities for transporting or storing natural gas are subject to extensive environmental regulation by state and federal authorities, including state air quality control boards and the Environmental Protection Agency. These compliance activities increase the cost of planning, designing, installing and operating facilities.

Competition

      Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and responsibility to directly manage their gas supplies. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

      The Company has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, that has been expanded in response to interest from customers, and that is fully subscribed by firm-service customers under contracts that are generally long-term in nature.
      Questar Pipeline has established partnerships with others to acquire expertise, share risks, and expand opportunities. Both the Overthrust pipeline and the proposed TransColorado pipeline involve partners.

Employees

      As of December 31, 1996, the Company had 352 employees, compared to 467 as of the end of 1995. (This decrease reflects the transfer of approximately 108 employees when gathering assets and activities were spun down to Questar Gas Management.) As of the date of this report, Questar Pipeline has 169 employees, reflecting the transfer of employees to Regulated Services and Questar InfoComm, Inc. (Questar InfoComm.) None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.


Relationships with Affiliates

      There are significant business relationships between the Company and its affiliates, particularly Mountain Fuel. These relationships are described above. See Note 8 to the financial statements for additional information concerning transactions between the Company and its affiliates.

      The Company obtains data processing and communication services from another affiliate, Questar InfoComm, under the terms of a written agreement. Regulated Services, the Company's parent, has employees who perform engineering, accounting, marketing, budget, tax, and legal services for both Questar Pipeline and Mountain Fuel. Questar also provides certain administrative services, benefit plans, public relations, financial, audit, and tax, to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS

      Questar Pipeline is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

      The Company, Questar, Mountain Fuel and other affiliates are defendants in a lawsuit that was recently filed by a producer in Wyoming's federal district court. This lawsuit involves some of the same take-or-pay and tax reimbursement claims that are the subject of a case against Mountain Fuel that has not yet been reduced to a final judgement in the same court. The new lawsuit, however, also involves claims of fraud and antitrust violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's outstanding shares of common stock, $1.00 par value, are currently owned by Regulated Services. Information concerning the dividends paid on such stock and the Company's ability to pay dividends is reported in the Statements of Shareholder's Equity and Notes to Financial Statements included in Item 8.


ITEM 6.  SELECTED FINANCIAL DATA

      The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.


ITEM 7.  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Questar Pipeline conducts natural-gas transmission and storage operations. Following is a summary of operating income and operating information:

                                         Year Ended December 31,
                                        1996        1995        1994
                                          (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                        $67,656     $61,749     $61,844
  Storage                                34,280      31,276      27,620
  Other                                   2,242       1,747       1,645
        Total revenues                  104,178      94,772      91,109

Operating expenses
  Operating and maintenance              39,959      34,003      31,949
  Depreciation and amortization          14,206      12,911      12,053
  Other taxes                             2,519       3,370       3,621
        Total expenses                   56,684      50,284      47,623
          Operating income              $47,494     $44,488     $43,486

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers          131,895     151,943     129,250
    For Mountain Fuel                   100,161      79,872      75,941
    For other affiliated customers       44,327      38,839      45,093
       Total transportation             276,383     270,654     250,284
   Transportation revenue (per dth)       $0.24       $0.23       $0.25
Clay Basin storage, working gas-
    volumes (in Bcf)                       46.3        46.3        41.8

A rate increase and expanded firm gas-storage activities resulted in higher revenues in 1996 when compared with 1995. Questar Pipeline filed for a rate increase with the Federal Energy Regulatory Commission (FERC) on July 31, 1995. The Company began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996 which included a stated return on equity of 11.75% and allowed Questar Pipeline to collect a greater share of costs from firm-transportation customers. The new rate structure adds approximately $5.9 million to annual revenues.

A majority of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Approximately 88% of firm-transportation capacity was reserved at year-end 1996, however all of city gate capacity is fully subscribed. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 72% of the total reserved daily-transportation capacity through 1999. Firm-transportation customers can release capacity to third parties when it is not required for their own needs. Interruptible-transportation revenues have been lower in 1996 and 1995 as a result of a shift by customers from interruptible-transportation service to a higher-quality capacity-release service.

Storage revenues increased $3,004,000 in 1996. In addition to a rate increase, firm-storage capacity increased from 41.8 Bcf to 46.3 Bcf in May 1995, resulting in higher revenues in 1996 from a full 12 months of billings to customers. Storage revenues increased $3,656,000 in 1995 as a result of increased capacity at the Clay Basin storage reservoir. Storage capacity at year-end 1996 was 100% subscribed, with some contracts extending through the year 2025. Mountain Fuel has reserved 27% of firm-storage capacity through 2019. In 1997, Questar Pipeline began offering a more flexible-interruptible-storage service. Interruptible service will utilize capacity that is temporarily not required by firm-service customers. Questar Pipeline will retain 25% of the interruptible-storage revenues and credit the remaining 75% to firm-storage customers.

Operating and maintenance expenses increased 18% in 1996 when compared with 1995 as a result of an expansion of transmission operations. Expenses increased 6% in 1995 when compared with 1994 primarily due to the costs associated with increased transportation volumes. Questar Pipeline initiated cost-containment measures with an affiliated company, Mountain Fuel, through the sharing of common services. Questar Pipeline and Mountain Fuel were made subsidiaries of recently formed Questar Regulated Services Company (Regulated Services). Regulated Services was organized in 1996 to provide administrative, financial, technical and related services to Mountain Fuel and Questar Pipeline.

Depreciation expense was 10% higher in 1996 when compared to 1995 and 7% higher in 1995 when compared to 1994 as a result of Questar Pipeline's capital expenditures. Other taxes decreased in 1996 when compared with 1995 due to settlements with local taxing agencies that reduced property taxes.

Interest and other income was $1,274,000 higher in 1996 when compared with 1995. Project costs incurred in 1995, including
$1.2 million expended in an unsuccessful bid for another pipeline, were not repeated in 1996.

Questar Pipeline purchased an 18% interest in the Overthrust Pipeline partnership from Columbia Gulf Transmission Company in 1996, bringing its ownership in the transmission line to 36%. The Company's share of Overthrust Pipeline's 1995 operating results were $1.2 million before income tax. Operating results were improved by a shipper's buyout of a transportation contract.

The effective income tax rate was 37.2% in 1996, 35.1% in 1995 and 32.8% in 1994. A 1994 reversal of $1,245,000 of income tax expense previously expensed resulted in a lower effective income tax rate. The adjustment resulted from the exclusion from taxable income of the transportation revenues recorded on cushion-gas transported into storage.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities was $46,710,000 in 1996, $36,991,000 in 1995 and $31,179,000 in 1994. Net cash provided from operating activities increased 26% in 1996 when compared with 1995 and 19% in 1995 when compared with 1994. The upward trend in cash flow resulted from higher net income, an increase in noncash expenses and more cash flow generation from working capital accounts.

Investing Activities

Following is a summary of capital expenditures for 1996, 1995 and a forecast of 1997 expenditures:

                            1997
                         Estimated      1996        1995
                        (In Thousands)
Transmission system         $24,600     $18,173     $15,216
Storage                       1,700       1,466       2,500
Partnerships                  5,300       2,890         506
General                       3,200       1,279       4,924
Discontinued operations                               1,576
                            $34,800     $23,808     $24,722

Questar Pipeline's 1996 capital expenditures included replacement and expansion of sections of gas mainlines, completion of the Clay Basin storage project and cushion-gas injection, storage well workovers and an additional 18% interest in Overthrust Pipeline.

Financing Activities

The Company funded 1996 capital expenditures and regular dividend payments primarily with cash flow provided from operations. The proceeds of a note collected from a former subsidiary were dividended to Questar. In 1995, cash flow provided from operations plus the collection of a note receivable from a former subsidiary financed 1995 capital expenditures and dividend payments. Forecasted 1997 capital expenditures of $34.8 million are expected to be financed with cash flow provided from operations and borrowings from Questar.

Questar makes loans to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $11,800,000 at December 31, 1996 with an interest rate of 5.63% and $15,200,000 at December 31, 1995 with an interest rate of 6.01%. The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable in 1997. There were no amounts borrowed under this arrangement at either December 31, 1996 or 1995. Questar Pipeline guarantees $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company.

Questar Pipeline's capital structure at year-end 1996 was 42% long-term debt and 58% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A-1 and A+, respectively.


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

  3.* Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

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

  10.3.*2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 13, 1996. (Exhibit No. 10.3. to Form 10-K Annual Report for 1995.)

  10.4.* Partnership Agreement for the TransColorado Gas Transmission Company dated June 30, 1990 and as amended and restated September 25, 1995, between KN TransColorado, Inc., El Paso TransColorado, Inc., and Questar TransColorado, Inc. (Exhibit No. 10.4. to Form 10-K Annual Report for 1995.)

  10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 through June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

  10.10.*2 Questar Pipeline Company Deferred Compensation Plan for Directors, as amended and restated February 13, 1996.
            (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

  10.11.    Agreement for the Transfer of Assets between Questar
            Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996.

  22.       Subsidiary Information.

  24.       Power of Attorney.

  27.       Financial Data Schedule.
_______________

      */ Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

      1/ The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

      2/ Exhibit so marked is management contract or compensation plan or arrangement.

      3/ Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

      (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1996.

                       ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a) (1) and (2), and (d)

                      LIST OF FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      YEAR ENDED DECEMBER 31, 1996


                        QUESTAR PIPELINE COMPANY

                          SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Pipeline Company are included in Item 8:

              Statements of income -- Years ended December 31, 1996,
              1995 and 1994
              Balance sheets --  December 31, 1996 and 1995
              Statements of cash flows -- Years ended December 31, 1996,
              1995 and   1994
              Statements of shareholder's equity -- Years ended December
              31, 1996,   1995 and 1994
              Notes to financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline as of December 31, 1996 and 1995, and the related consolidated statements of income and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, Questar
Pipeline Company changed its method of accounting for postemployment benefits in 1994.


/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 7, 1997

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME

                                              Year Ended December 31,
                                            1996        1995        1994
                                        (In Thousands)
REVENUES
  From unaffiliated customers               $38,837     $36,780     $30,928
  From affiliates - Note 8                   65,341      57,992      60,181
    TOTAL REVENUES                          104,178      94,772      91,109

OPERATING EXPENSES
  Operating and maintenance - Note 8         39,959      34,003      31,949
  Depreciation                               14,206      12,911      12,053
  Other taxes                                 2,519       3,370       3,621
    TOTAL OPERATING EXPENSES                 56,684      50,284      47,623

    OPERATING INCOME                         47,494      44,488      43,486

INCOME FROM UNCONSOLIDATED
    AFFILIATES                                  182       1,220         229
OTHER  INCOME - Note 8                        1,798         524         943
DEBT EXPENSE                                (13,416)    (13,472)    (13,107)

    INCOME BEFORE INCOME TAXES               36,058      32,760      31,551

INCOME TAXES - Note 5                        13,415      11,492      10,337

    INCOME FROM CONTINUING
       OPERATIONS                            22,643      21,268      21,214

DISCONTINUED OPERATIONS - Questar
    Gas Management Company - Note 2           1,495       3,380       4,615

       NET INCOME                           $24,138     $24,648     $25,829

See notes to financial statements.

QUESTAR PIPELINE COMPANY
BALANCE SHEETS

ASSETS
                                                            December 31,
                                                        1996        1995
                                                          (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                        $2,550      $1,013
  Notes receivable from Questar
    Gas Management                                                   16,692
  Accounts receivable                                     6,852       7,665
  Accounts receivable from affiliates                       931       6,041
  Federal income tax receivable                             446
  Inventories, at lower of average
    cost or market                                        2,301       2,310
  Prepaid expenses and deposits                           1,938       2,157
    TOTAL CURRENT ASSETS                                 15,018      35,878

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                          297,144     289,059
  Storage                                               211,273     212,492
  General and intangible                                 38,274      37,001
  Construction work in progress                          16,020       9,279
                                                        562,711     547,831
  Less allowances for depreciation                      194,396     183,840
    NET PROPERTY, PLANT AND EQUIPMENT                   368,315     363,991

OTHER ASSETS
  Investment in discontinued operations                              27,755
  Investment in unconsolidated
    affiliates                                           14,347       9,084
  Income taxes recoverable from
    customers - Note 5                                    3,930       3,948
  Unamortized costs of reacquired debt                    2,837       3,131
  Other                                                   4,303       4,824
                                                         25,417      48,742

                                                       $408,750    $448,611

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                             December 31,
                                                        1996        1995
                                                           (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Note 3                     $11,800     $15,200
  Accounts payable and accrued expenses
    Accounts payable                                     10,762       8,531
    Accounts payable to affiliates                        2,089       1,537
    Federal income taxes                                                353
    Other taxes                                             896       1,289
    Accrued interest                                      1,076       1,076
       Total accounts payable and
         accrued expenses                                14,823      12,786
    TOTAL CURRENT LIABILITIES                            26,623      27,986

LONG-TERM DEBT - Notes 3 and 4                          134,544     134,525

DEFERRED CREDITS                                          4,322       5,346

DEFERRED INCOME TAXES - Note 5                           58,768      56,149

COMMITMENTS AND CONTINGENCIES - Note 6

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                      6,551       6,551
  Additional paid-in capital                             82,034      82,034
  Retained earnings                                      95,908     136,020
                                                        184,493     224,605

                                                       $408,750    $448,611

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                     Additional
                                           Common     Paid-in     Retained
                                           Stock      Capital     Earnings
                                                    (In Thousands)
Balance at January 1, 1994                   $6,551     $57,034    $122,543
  Capital contribution                                   25,000
  1994 net income                                                    25,829
  Cash dividends                                                    (18,000)
Balance at December 31, 1994                  6,551      82,034     130,372
  1995 net income                                                    24,648
  Cash dividends                                                    (19,000)
Balance at December 31, 1995                  6,551      82,034     136,020
  1996 net income                                                    24,138
  Cash and other dividends                                          (64,250)
Balance at December 31, 1996                 $6,551     $82,034     $95,908

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                            1996        1995        1994
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                $24,138     $24,648     $25,829
  Depreciation                               16,291      14,547      13,678
  Deferred income taxes                         388        (163)      1,047
  Income from partnerships                     (182)     (1,220)       (229)
  Income from discontinued operations        (1,495)     (3,380)     (4,615)
                                             39,140      34,432      35,710
  Changes in operating assets and
    liabilities
    Accounts receivable                       5,923       1,530      (4,045)
    Federal income taxes                       (799)      1,433      (1,322)
    Inventories                                   9        (275)       (189)
    Prepaid expenses and deposits               219         207        (442)
    Accounts payable and accrued
      expenses                                2,783        (395)        695
    Other                                      (565)         59         772
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                46,710      36,991      31,179

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                        (20,958)    (22,640)    (48,221)
    Investment in discontinued
      operations                                         (1,576)
    Other investments                        (2,850)       (506)       (614)
      Total capital expenditures            (23,808)    (24,722)    (48,835)
  Proceeds from (costs of) disposition
    of property, plant and equipment            343      (2,822)      2,665
      NET CASH USED IN INVESTING
         ACTIVITIES                         (23,465)    (27,544)    (46,170)

FINANCING ACTIVITIES
  Capital contribution                                               25,000
  Change in note receivable
     from Questar Gas Management             16,692       8,518      (3,502)
  Change in notes payable to
    Questar Corp.                            (3,400)        600      11,600
  Payment of dividends                      (35,000)    (19,000)    (18,000)
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                (21,708)     (9,882)     15,098
          Change in cash and
             short-term investments           1,537        (435)        107
   Beginning cash and
     short-term investments                   1,013       1,448       1,341
     ENDING CASH AND SHORT-TERM
       INVESTMENTS                           $2,550      $1,013      $1,448

Questar Pipeline transferred 100% of its ownership in Questar Gas
Management to Questar in 1996 in the form of a dividend of shares. The $29,250,000 transfer was a noncash transaction and is excluded from the Statements of Cash Flows.

See notes to financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Business: Questar Pipeline Company (the Company or Questar Pipeline) is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative functions for its two subsidiaries, Questar Pipeline and Mountain Fuel Supply Company (Mountain
Fuel).  Significant accounting policies are presented below.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3 to 33% per year and averaging 3.7% in 1996.

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

Investment in Unconsolidated Affiliates: The Company has a 36% partnership interest in the Overthrust Pipeline Company, and is the operator of the Overthrust Segment of the Trailblazer Pipeline System. The Company is a one-third partner in TransColorado Gas Transmission Company, which plans to construct a pipeline from the Piceance Basin in Colorado to connections with other pipelines in northern New Mexico. The Company accounts for its investment in these partnerships using the equity method.

Income Taxes: Questar Pipeline records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with its regulatory commissions to include under-and over-provided deferred taxes in customer rates on a systematic basis. Questar Pipeline uses the deferral method to account for investment tax credits as required by the FERC. The Company's operations are consolidated with those of Questar and its subsidiaries for income tax purposes. The income tax arrangement between Questar Pipeline and Questar provides that amounts paid to or received from Questar are substantially the same as would be paid or received by the Company if it filed a separate return. Questar Pipeline also receives payment for tax benefits used in the consolidated tax return even if such benefits would not have been usable had the Company filed a separate return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment. This amounted to $542,000 in 1996, $330,000 in 1995 and $976,000 in 1994.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.


Note 2 - Discontinued Operations - Gathering Division Spin Down and Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded. Questar Pipeline's financial statements for 1995 and 1994 were restated, reflecting gas-gathering operations as a discontinued business segment.


Note 3 - Debt

Questar makes loans to the Company under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $11,800,000 at December 31, 1996 with an interest rate of 5.63% and $15,200,000 at December 31, 1995 with an interest rate of 6.01%. The Company has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable in 1997. There were no amounts borrowed under this arrangement at either December 31, 1996 or 1995. Questar Pipeline guarantees $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company.

The details of long-term debt at December 31 were as follows:

                                            1996        1995
                                         (In Thousands)

  9 3/8% debentures due 2021                $85,000     $85,000
  9 7/8% debentures due 2020                 50,000      50,000
    Total long-term debt outstanding        135,000     135,000
  Less unamortized debt discount                456         475
                                           $134,544    $134,525

Sinking fund redemption of the 9 7/8% debt begins in 2001 in the amount of $2,500,000. There are no debt provisions restricting the payment of dividends. Cash paid for interest on debt was $13,227,000 in 1996, $13,192,000 in 1995, and $13,065,000 in
1994.


Note 4 - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                            1996                    1995
                                          Carrying   Estimated    Carrying    Estimated
                                           Amount    Fair Value    Amount     Fair Value
                                        (In Thousands)
Financial assets
    Cash and short-term investments          $2,550      $2,550      $1,013        $1,013
Financial liabilities
    Short-term loans                         11,800      11,800      15,200        15,200
    Long-term debt                          134,544     150,938     134,525       158,256

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the fair value of long-term debt is based on quoted market prices.


Note 5 - Income Taxes

The components of income taxes charged to income for years ended
December 31 were as follows:

                                            1996        1995        1994
                                                    (In Thousands)
  Federal
    Current                                 $11,663     $10,695      $9,555
    Deferred                                    700         101         118
  State
    Current                                     998         684         644
    Deferred                                     54          12          20
                                            $13,415     $11,492     $10,337

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:

                                            1996        1995        1994
                                        (In Thousands)
  Income before income taxes                $36,058     $32,760     $31,551

  Federal income taxes at statutory rate    $12,620     $11,466     $11,043
  State income taxes, net of federal income
    tax benefit                                 703         456         439
  Prior years' tax settlement                   146        (162)
  Tax adjustment on revenues from cushion
     gas transported into storage                                    (1,245)
  Other                                         (54)       (268)        100
    Income tax expense                      $13,415     $11,492     $10,337

Effective income tax rate                      37.2%       35.1%       32.8%

Significant components of the Company's deferred tax liabilities and assets at December 31 were as follows:

                                            1996        1995
                                        (In Thousands)
Deferred tax liabilities
  Property, plant and equipment             $54,550     $51,881
  Income taxes recoverable from customer      1,450       1,487
  Unamortized debt reacquisition costs        1,050       1,159
  Pension costs                                 644         519
  Other                                       1,882       1,971
    Total deferred tax liabilities           59,576      57,017

Deferred tax assets                             808         868
    Net deferred tax liabilities            $58,768     $56,149

Cash paid for income taxes was $13,797,000 in 1996, $10,268,000 in 1995 and $11,688,000 in 1994.


Note 6 - Rate Matters, Litigation and Commitments

Questar Pipeline filed for a rate increase with the FERC on July 31, 1995. The Company began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996. The settlement included a stated return on equity of 11.75% and allowed the Company to collect a greater share of costs from firm transportation customers. As a result of the new rate structure, Questar Pipeline is expected to add approximately $5.9 million to annual revenues.

There are various legal proceedings against the Company. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note 7 - Employment Benefits

Pension Plan: Substantially all Company employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $974,000 in 1996, $867,000 in 1995 and $927,000 in 1994.

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1996, Questar's fair value of plan assets exceeded the accumulated benefit obligation.


Postretirement Benefits Other Than Pensions: The Company pays a portion of health-care costs and life insurance costs for employees who retired prior to January 1, 1993. The plan changed for employees hired after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $666,000 in 1996, $788,000 in 1995 and $853,000 in 1994. The FERC
allows rate-recovery of future postretirement benefits costs to the extent that pipeline companies contribute the amounts to an
external trust.   As part of its 1996 general rate settlement,
Questar Pipeline began making contributions to an external trust fund in 1996 for an amount of future postretirement costs and will recover costs at December 1995 over a three-year period.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Beginning in 1996, the FERC allowed Questar Pipeline to recover postemployment costs measured at December 1995 in future rates over a three-year period.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of common stock in
the name of each eligible employee.   The Company's expense and
contribution to the plan was $531,000 in 1996, $515,000 in 1995 and $456,000 in 1994.


Note 8 - Related Party Transactions

Questar Regulated Services was organized in 1996 and provides shared services for its two subsidiaries, Mountain Fuel and Questar Pipeline. These include business, technical and financial support, as well as planning and business development. Services and the subsequent billings will begin in 1997.

The Company receives a substantial portion of its revenues from Mountain Fuel Supply Company. Revenues received from Mountain Fuel amounted to $61,146,000 or 59% in 1996, $54,096,000 or 57%
in 1995 and $56,200,000 or 62% in 1994. The Company also received revenues from other affiliated companies totaling $4,195,000 in 1996, $3,896,000 in 1995 and $3,981,000 in 1994.


Questar performs certain administrative functions for the Company. The Company was charged for its allocated portion of these services which totaled $3,045,000 in 1996, $2,644,000 in 1995, and $2,831,000 in 1994. These costs are included in operating and maintenance expenses and are allocated based on each company's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. The
Company paid Questar InfoComm $7,155,000 in 1996, $7,542,000 in
1995 and $7,036,000 in 1994.

Questar Pipeline has a 15-year lease for space in an office building located in Salt Lake City, Utah, that is owned by affiliated company, Interstate Land. The lease begins in the fourth quarter of 1997 when remodeling of the building is scheduled for completion. The annual lease payment for the next five years, beginning in 1998, is $576,000.

The Company received interest income from affiliated companies of $609,000 in 1996, $1,998,000 in 1995 and $2,022,000 in 1994. The
Company incurred debt expense to Questar of $158,000 in 1996, $272,000 in 1995 and $134,000 in 1994.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                 QUESTAR PIPELINE COMPANY
                                    (Registrant)


                                 By  /s/ D. N. Rose
                                    D. N. Rose
                                    President & Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ D. N. Rose                 President & Chief Executive Officer;
 D. N. Rose                      Director (Principal Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief
 S. E. Parks                     Financial Officer (Principal
                                 Financial Officer)


  /s/ G. H. Robinson             Vice President and Controller
 G. H. Robinson                  (Principal Accounting Officer)


*R. D. Cash                      Chairman of the Board; Director
*U. Edwin Garrison               Director
*A. J. Marushack                 Director
*G. L. Nordloh                   Director
*D. N. Rose                      Director



March 26, 1997                   *By  /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact


                               EXHIBIT INDEX

Exhibit
Number      Exhibit

  2.*1 Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration
            Statement No. 2-96102 filed February 27, 1985.)

  3.* Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

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

  10.3.*2 Questar Pipeline Company Annual Management Incentive Plan, as amended February 13, 1996. (Exhibit No. 10.3. to Form 10-K Annual Report for 1995.)

  10.4.* Partnership Agreement for the TransColorado Gas Transmission Company dated June 30, 1990 and as amended and restated September 25, 1995, between KN TransColorado, Inc., El Paso TransColorado, Inc., and Questar TransColorado, Inc. (Exhibit No. 10.4. to Form 10-K Annual Report for 1995.)

  10.5.*3 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 through June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.*3 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

  10.10.*2 Questar Pipeline Company Deferred Compensation Plan for Directors, as amended and restated February 13, 1996.
            (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

  10.11.    Agreement for the Transfer of Assets between Questar
            Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996.

  22.       Subsidiary Information.

  24.       Power of Attorney.

  27.       Financial Data Schedule.
_______________

     */ Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     1/ The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     2/ Exhibit so marked is management contract or compensation plan or arrangement.

     3/ Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1996.