Form 10-Q
period 1997-03-31
QUESTAR PIPELINE CO
filed 1997-05-15
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIODFROM
      _____ TO _____

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

                         Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                Class               Outstanding as of March 31, 1997
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1997        1996        1997       1996
                                          (In Thousands)
REVENUES                                      $26,721     $26,076    $104,823   $97,188

OPERATING EXPENSES
  Operating and maintenance                     8,908      10,261      38,606    35,701
  Depreciation                                  3,597       3,378      14,425    13,100
  Other taxes                                     751       1,042       2,228     3,396
    TOTAL OPERATING EXPENSES                   13,256      14,681      55,259    52,197

    OPERATING INCOME                           13,465      11,395      49,564    44,991

INTEREST AND OTHER INCOME                           5         544       1,259       597

INCOME (LOSS) FROM UNCONSOLIDATED
  AFFILIATES                                      (68)         37          77     1,172

DEBT EXPENSE                                   (3,351)     (3,394)    (13,373)  (13,460)

     INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES          10,051       8,582      37,527    33,300

INCOME TAXES                                    3,729       3,331      13,813    12,144

    INCOME FROM CONTINUING
       OPERATIONS                               6,322       5,251      23,714    21,156

DISCONTINUED OPERATIONS - QUESTAR
    GAS MANAGEMENT COMPANY                                  1,139         356     3,608

    NET INCOME                                 $6,322      $6,390     $24,070   $24,764

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                           March 31,              December 31,
                                              1997        1996        1996
                                                      (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                            $220      $2,550
  Notes receivable from Questar
     Gas Management                                        15,500
  Accounts receivable                         $11,523      12,706       8,229
  Inventories                                   2,373       2,332       2,301
  Other current assets                          1,953       1,817       1,938
    Total current assets                       15,849      32,575      15,018

Property, plant and equipment                 561,025     547,776     562,711
Less allowances for depreciation              197,763     186,971     194,396
    Net property, plant and equipment         363,262     360,805     368,315

Investment in discontinued operations                      28,894
Investment in unconsolidated affiliates        14,279       9,121      14,347
Other assets                                   10,843      12,165      11,070

                                             $404,233    $443,560    $408,750

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $752
  Notes payable to Questar Corporation          4,000      $1,800     $11,800
  Accounts payable and accrued expenses        17,033      21,373      14,823
    Total current liabilities                  21,785      23,173      26,623

Long-term debt                                134,549     134,530     134,544
Other liabilities                               4,197       4,920       4,322
Deferred income taxes                          58,637      54,942      58,768

Common shareholder's equity
  Common stock                                  6,551       6,551       6,551
  Additional paid-in capital                   82,034      82,034      82,034
  Retained earnings                            96,480     137,410      95,908
    Total common shareholder's equity         185,065     225,995     184,493

                                             $404,233    $443,560    $408,750

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          3 Months Ended
                                           March 31,
                                              1997        1996
                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $6,322      $6,390
  Depreciation                                  3,891       3,839
  Deferred income taxes                          (131)     (1,207)
  Income from discontinued operation                       (1,139)
  Loss (income) from unconsolidated
    affiliates                                     68         (37)
                                               10,150       7,846
  Change in operating assets
    and liabilities                            (1,064)      9,222

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                  9,086      17,068

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                            (3,270)     (1,047)
    Other investments
      Total capital expenditures               (3,270)     (1,047)
  Proceeds from disposition of property,
     plant and equipment                        4,432         394

      NET CASH PROVIDED FROM (USED IN)
        INVESTING ACTIVITIES                    1,162        (653)

FINANCING ACTIVITIES
  Decrease in note receivable from
     Questar Gas Management                                 1,192
  Decrease in note payable
     to Questar Corporation                    (7,800)    (13,400)
  Checks outstanding in excess
     of cash balances                             752
  Payment of dividends                         (5,750)     (5,000)

      NET CASH USED IN FINANCING
        ACTIVITIES                            (12,798)    (17,208)

      DECREASE IN CASH AND SHORT-TERM
        INVESTMENTS                           ($2,550)      ($793)

See notes to financial statements

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All
such adjustments are of a normal recurring nature.   The results of
operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note 2 - Discontinued Operations - Gathering Division Spin Down and
Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded. Questar Pipeline's financial statements for prior periods were restated reflecting gas-gathering operations as a discontinued business segment.

The Company submitted an application to the FERC to transfer approximately $1.5 million of additional facilities to Questar Gas Management. The facilities consist of several miles of non-mainline laterals, a portion of a mainline pipeline and a compressor station. The application requests that the transfer be effective May 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
March 31, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1997        1996        1997       1996
                                          (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers                  $9,131      $8,087     $39,881   $35,883
  From affiliates                              17,590      17,989      64,942    61,305
    Total revenues                            $26,721     $26,076    $104,823   $97,188
Operating income                              $13,465     $11,395     $49,564   $44,991
Income from continuing operations               6,322       5,251      23,714    21,156

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                 33,303      36,873     128,325   150,247
    For Mountain Fuel                          42,264      37,156     105,269    87,829
    For other affiliated customers              6,816       4,598      46,545    37,211
      Total transportation                     82,383      78,627     280,139   275,287

   Transportation revenue (per decatherm)       $0.21       $0.21       $0.24     $0.23

Revenues were higher in the 1997 periods primarily due to a rate increase. Questar Pipeline filed for a rate increase for transportation and storage activities on July 31, 1995. A negotiated settlement of the case was approved by the Federal Energy Regulatory Commission (FERC) and became effective on February 1, 1996. The final rates included a stated return on equity of 11.75%.

Operating and maintenance expenses decreased 13% in the first quarter of 1997 when compared to the first quarter of 1996 due primarily to reduced labor and related costs, non-recurring one-time charges from 1996 and some operating efficiencies. Operating efficiencies resulted from the consolidation of certain administrative, marketing, financial, technical and related
services under Questar Regulated Services Co.   These services were
previously staffed and performed within each Questar Pipeline and its affiliated company, Mountain Fuel. Operating and maintenance expenses were 8% higher for the 12-month period ended March 31, 1997 when compared with the same period of 1996 primarily because of some one-time costs associated with the spin down of Questar Gas Management Company and settlement issues in the rate case.

Depreciation expense was higher in the 1997 periods as a result of increased investment in property, plant and equipment. Interest and other income decreased in the first quarter of 1997 because of
lower interest income.   Loans made to Questar Gas Management were
repaid at the time ownership was transferred. Other taxes were lower in the first quarter of 1997 when compared with the first quarter of 1996 primarily due to reduced payroll taxes as the number of employees has decreased from a year ago.

Overthrust Pipeline Company, an unconsolidated affiliate of the Company, filed a request for a general rate increase on March 28, 1997. In the rate case, Overthrust is asking for a $6 million increase in revenues and an 11.9% return on equity. The FERC issued an order on April 30, 1997 accepting the filing and ordering a prehearing conference to take place by May 20. The new rates will become effective October 1, 1997 subject to refund.

The effective income tax rate for the first quarter was 37.1% in 1997 compared with 38.8% in 1996.

On May 9, 1997, the FERC issued an order alleging that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel at rates different from those rates specified in the tariff. The FERC is ordering Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar Pipeline believes that it did not overcharge Mountain Fuel. Questar Pipeline also believes that its actions were justified and in good faith based on its understanding of the FERC's jurisdiction over gathering during the period in question. Management does not believe the ultimate outcome of this order will have a material impact on results of operations, financial position or liquidity.


Liquidity and Capital Resources

Operating Activities:

Net cash provided from operating activities of $9,086,000 for the first three months of 1997 was $7,982,000 less than the amount
provided during the first quarter of  1996.   An increase in cash
flow from net income was more than offset by increased use of cash in operating assets and liabilities. The Company experienced an increase in receivables and a decrease in accrued liabilities in the first quarter of 1997. The first quarter of 1996 included the collection of rates subject to refund.

Investing Activities:

Capital expenditures were $3,270,000 in the first three months of 1997 compared with $1,047,000 in the corresponding 1996 period.
Capital expenditures for calendar year 1997 are estimated at $34,800,000.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar Corporation loans funds to the Company under a short-term arrangement. As of March 31, amounts borrowed from Questar were $4,000,000 in 1997 and $1,800,000 in 1996. No amounts were borrowed under the short-term line-of-credit arrangement at March 31, 1997. First quarter financing activities in 1997 and 1996 included payment of dividends and a partial repayment of the Company's notes payable to Questar. Capital expenditures for 1997 are expected to be financed from net cash flow provided from operations and borrowings from Questar.


                                 PART II
                            OTHER INFORMATION

Item 1.  Legal Proceedings.
      On May 9, 1997, the Federal Energy Regulatory Commission (the
FERC) issued an Order Instituting Proceedings to Questar Pipeline Company (Questar Pipeline or the Company). The order was issued after a preliminary investigation was conducted by the FERC's staff. It contains allegations that the Company may have violated a provision of the Natural Gas Act and its FERC tariff by charging gathering rates higher than the rates specified in its tariff to an affiliated customer, Mountain Fuel Supply Company (Mountain Fuel), for the period from November 1, 1988 through September 30, 1992. Specifically, the FERC is ordering Questar Pipeline to show why the allegations are not correct and why it should not be obligated to refund the amount of the alleged overcharge (approximately $3.4 million) plus interest to Mountain Fuel.
      Questar Pipeline believes that it did not overcharge Mountain Fuel. The Company believes that the gathering charges were justified and is fully consistent with its contractual commitments, FERC-approved rate settlements, and then-applicable FERC orders and judicial decisions concerning its gathering jurisdiction. The Company believes that rates charged to Mountain Fuel were designed and approved to provide Questar Pipeline the opportunity to recover its costs of providing gathering services to Mountain Fuel. Questar Pipeline will contest the allegations and emphasize that any gathering-rate issues were resolved by FERC-approved rate settlements that involved Mountain Fuel and the state agencies that monitor Mountain Fuel's rates.
      The Company transferred its gathering assets to Questar Gas Management Company, an affiliated entity, effective March 1, 1996.
                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)



May 14, 1997                           /s/ D. N. Rose
   (Date)                              D. N. Rose
                                       President and Chief
                                       Executive Officer




May 14, 1997                            /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer