Form 10-Q
period 1997-06-30
QUESTAR PIPELINE CO
filed 1997-08-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      JUNE 30, 1997
                                   OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                Class                    Outstanding as of June 30, 1997
Common Stock, $1.00 par value                      6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended        6 Months Ended       12 Months Ended
                                      June 30,              June 30,             June 30,
                                        1997       1996       1997       1996      1997      1996
                                     (In Thousands)
REVENUES                                $25,907    $25,726    $52,628   $51,802  $105,004   $98,892

OPERATING EXPENSES
  Operating and maintenance               9,637      9,314     18,545    19,575    38,929    36,149
  Depreciation                            3,614      3,434      7,211     6,812    14,605    13,311
  Other taxes                               664        902      1,415     1,944     1,990     3,349
    TOTAL OPERATING EXPENSES             13,915     13,650     27,171    28,331    55,524    52,809

    OPERATING INCOME                     11,992     12,076     25,457    23,471    49,480    46,083

INTEREST AND OTHER INCOME                    91        260         96       804     1,090       592

INCOME (LOSS) FROM
  UNCONSOLIDATED AFFILIATES                  (6)        35        (74)       72        36     1,111

DEBT EXPENSE                             (3,314)    (3,452)    (6,665)   (6,846)  (13,235)  (13,551)

     INCOME FROM CONTINUING
       OPERATIONS BEFORE
       INCOME TAXES                       8,763      8,919     18,814    17,501    37,371    34,235

INCOME TAXES                              3,303      3,384      7,032     6,715    13,732    12,566

    INCOME FROM CONTINUING
       OPERATIONS                         5,460      5,535     11,782    10,786    23,639    21,669

DISCONTINUED OPERATIONS -
    QUESTAR GAS MANAGEMENT
    COMPANY                                            356                1,495               3,175

    NET INCOME                           $5,460     $5,891    $11,782   $12,281   $23,639   $24,844

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                      June 30,             December 31,
                                        1997       1996       1996
                                                (In Thousands)
ASSETS
Current assets
  Cash and short-term investments        $5,411     $1,254     $2,550
  Notes receivable from Questar
     Gas Management                                 16,000
  Accounts receivable                   $10,229      4,854      8,229
  Inventories                             2,363      2,186      2,301
  Other current assets                    1,754      1,513      1,938
    Total current assets                 19,757     25,807     15,018

Property, plant and equipment           566,777    552,372    562,711
Less allowances for depreciation        201,269    189,636    194,396
    Net property, plant and equipment   365,508    362,736    368,315

Investment in discontinued operations               29,250
Investment in unconsolidated
   affiliates                            14,323      9,155     14,347
Other assets                             10,789     10,645     11,070

                                       $410,377   $437,593   $408,750

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar
    Corporation                         $11,600       $700    $11,800
  Accounts payable and accrued
    expenses                             15,869     62,438     14,823
    Total current liabilities            27,469     63,138     26,623

Long-term debt                          134,554    134,535    134,544
Other liabilities                         4,257      4,878      4,322
Deferred income taxes                    58,572     53,406     58,768

Common shareholder's equity
  Common stock                            6,551      6,551      6,551
  Additional paid-in capital             82,034     82,034     82,034
  Retained earnings                      96,940     93,051     95,908
    Total common shareholder's equity   185,525    181,636    184,493

                                       $410,377   $437,593   $408,750

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     6 Months Ended
                                      June 30,
                                        1997       1996
                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                            $11,782    $12,281
  Depreciation                            7,768      7,670
  Deferred income taxes                    (196)    (2,743)
  Income from discontinued operations               (1,495)
  Loss (income) from unconsolidated
    affiliates                               74        (72)
                                         19,428     15,641
  Change in operating assets
    and liabilities                        (606)    30,825

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES           18,822     46,466

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                      (4,227)    (5,745)
    Other investments                       (50)
      Total capital expenditures         (4,277)    (5,745)
  Costs of disposition of property,
     plant and equipment                   (734)      (669)

      NET CASH USED IN INVESTING
        ACTIVITIES                       (5,011)    (6,414)

FINANCING ACTIVITIES
  Decrease in note receivable from
     Questar Gas Management                            689
  Decrease in note payable
     to Questar Corporation                (200)   (14,500)
  Payment of dividends                  (10,750)   (26,000)

      NET CASH USED IN FINANCING
        ACTIVITIES                      (10,950)   (39,811)

      INCREASE IN CASH AND
         SHORT-TERM INVESTMENTS          $2,861       $241

The $29,250,000 special dividend declaration of Questar Gas Management shares was a non-cash transaction and excluded from the Statement of Cash Flows.

See notes to financial statements

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of
a normal recurring nature.   The results of operations for the three-and
six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note 2 - Discontinued Operations - Gathering Division Spin Down and
Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the Federal Energy Regulatory Commission
(FERC) February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996 and now is a wholly owned subsidiary of Entrada Industries. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded. Questar Pipeline's financial statements for prior periods were restated reflecting gas-gathering operations as a discontinued business segment.

Questar Pipeline has submitted an application to the FERC to transfer approximately $1.5 million of additional facilities to Questar Gas Management. The facilities consist of several miles of non-mainline laterals, a portion of a mainline pipeline and a compressor station. The application requested that the transfer be effective May 31, 1997. However, the transfer was delayed by a group of producers protesting part of the transfer. The FERC has not yet ruled on the Company's application.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
June 30, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended        6 Months Ended       12 Months Ended
                                      June 30,              June 30,             June 30,
                                        1997       1996       1997       1996      1997      1996
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers            $8,732    $11,360    $17,863   $19,447   $37,253   $37,700
  From affiliates                        17,175     14,366     34,765    32,355    67,751    61,192
    Total revenues                      $25,907    $25,726    $52,628   $51,802  $105,004   $98,892
Operating income                        $11,992    $12,076    $25,457   $23,471   $49,480   $46,083
Income from continuing operations        $5,460     $5,535    $11,782   $10,786   $23,639   $21,669

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers           27,633     36,158     60,936    73,031   119,800   147,427
    For Mountain Fuel                    26,011     16,426     68,275    53,582   114,854    88,702
    For other affiliated customers       10,993     10,271     17,809    14,869    47,267    37,349
      Total transportation               64,637     62,855    147,020   141,482   281,921   273,478

   Transportation revenue (per
    decatherm)                            $0.26      $0.28      $0.23     $0.24     $0.23     $0.24


Revenues were higher in the 6- and 12-month periods of 1997 due primarily to a rate increase, which became effective on February 1, 1996.

Operating and maintenance expenses increased 3% in the second quarter of 1997 when compared to the second quarter of 1996 due primarily to charges for electronic field measurement services. Operating and maintenance expenses were lower in the first half of 1997 due to reduced labor and related costs and some operating efficiencies. Operating efficiencies resulted from the consolidation of certain administrative, marketing, financial, technical and related services under Questar Regulated Services Co., which wholly owns Questar Pipeline. These services were previously staffed and performed separately by Questar Pipeline and its affiliated company, Mountain Fuel. Operating and maintenance expenses were 8% higher for the 12-month period ended June 30, 1997 when compared with the same period of 1996, primarily because of some one-time costs associated with the spin-down of certain assets to Questar Gas Management Company and settlement issues in Questar Pipeline's most recent rate proceeding.

Depreciation expense was higher in the 1997 periods as a result of increased investment in property, plant and equipment. Other taxes were lower in the 3- and 6-month periods of 1997 when compared with the same periods of 1996 primarily due to reduced payroll taxes because the number of employees has decreased from a year ago. Interest and other income was lower in the 3- and 6-month periods of 1997 because Questar Gas Management repaid a loan to the Company and the proceeds were dividended to Questar. The effective income tax rate for the first half was 37.4% in 1997 compared with 38.4% in 1996.

On May 9, 1997, the Federal Energy Regulatory Commission (FERC) issued an "Order Instituting Proceeding" in Docket No. IN97-1, in which it alleges that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel rates different from those rates specified in the tariff. The FERC is ordering Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar
Pipeline believes that it did not overcharge Mountain Fuel.  Questar
Pipeline also believes that its actions were fully justified and in full compliance with applicable law and FERC orders, based on its understanding of the issues dealing with jurisdiction over gathering during the period in question. Management does not believe the ultimate outcome of this order will have a material impact on results of operations, financial position or liquidity.


Liquidity and Capital Resources

Operating Activities:

Net cash provided from operating activities of $18,822,000 for the first half of 1997 was lower when compared with $46,466,000 for the same period in 1996 due primarily to changes in operating assets and liabilities. The 1996 period included a $16,000,000 special dividend declaration associated with the loan repayment from Questar Gas Management. Also, the first half of 1996 included the collection of rates subject to refund amounting to $7,400,000.

Investing Activities:

Capital expenditures were $4,277,000 in the first half of 1997 compared with $5,745,000 in the corresponding 1996 period. Capital expenditures for calendar year 1997 are estimated to be $48,500,000, which includes $18,600,000 earmarked for the Company's share of the second phase of the TransColorado Pipeline. The second phase will cost approximately $200 million and includes 270 miles of 22- and 24-inch pipeline and two compressor plants. The Company will ultimately have a 50% share of the project after completing a purchase of 50% of El Paso Energy Corporation's interest in Phase II and 100% of El Paso's interest in Phase I.

Financing Activities:

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. In addition, Questar Corporation loans funds to the Company under a short-term arrangement. As of June 30, amounts borrowed from Questar were $11,600,000 in 1997 and $700,000 in 1996. No amounts were borrowed under the short-term line-of-credit arrangement at June 30, 1997. First half financing activities in 1997 and 1996 included payment of dividends and a partial repayment of the Company's notes payable to Questar. Capital expenditures for 1997 are expected to be financed from net cash flow provided from operations and borrowings from Questar.

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Pipeline. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                                 PART II
                            OTHER INFORMATION
Item 1.  Legal Proceedings.
      On August 7, 1997, Questar Pipeline Company (Questar Pipeline or the Company) filed a formal Answer and Motion for Hearing in response to an Order Instituting Proceeding issued by the Federal Energy Regulatory Commission (the FERC). This order, which contains allegations that the Company charged gathering rates higher than specified in its tariff to Mountain Fuel Supply Company for the period from November 1, 1988 through September 30, 1992, is described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. In its answer, Questar Pipeline emphasized that the issues raised by the FERC were treated in earlier rate settlements involving interested parties and that all parties are bound by these settlements. In addition, the Company denied that it overcharged Mountain Fuel when collecting rates for gathering activities. Questar Pipeline believes that its gathering rates were fully justified and that its activities were in full compliance with applicable law and FERC orders. The Company requested the FERC to dismiss the proceeding or to conduct a full hearing on the issues.
      Questar Pipeline transferred its gathering assets to Questar Gas Management Company, an affiliated entity, effective March 1, 1996, but is the responsible party for any ultimate outcome.
Item 6.  Exhibits and Reports on Form 8-K.
      a.   The following exhibit has been filed as part of this report:
      Exhibit No.Exhibit
          3.3.   Bylaws (as amended on August 12, 1997).
                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)



August 13, 1997                         /s/ D. N. Rose
   (Date)                               D. N. Rose
                                        President and Chief
                                        Executive Officer



August 13, 1997                         /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer