Form 10-Q
period 1997-09-30
QUESTAR PIPELINE CO
filed 1997-11-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                   OR

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

                Class               Outstanding as of September 30, 1997
Common Stock, $1.00 par value                      6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended        9 Months Ended       12 Months Ended
                                     September 30,         September 30,        September 30,
                                        1997       1996       1997       1996      1997      1996
                                     (In Thousands)
REVENUES                                $25,889    $26,186    $78,517   $77,988  $104,707  $101,835

OPERATING EXPENSES
  Operating and maintenance               8,981      9,577     27,526    29,152    38,333    37,664
  Depreciation                            3,758      3,637     10,969    10,449    14,726    13,745
  Other taxes                               705        549      2,120     2,493     2,146     2,957
    TOTAL OPERATING EXPENSES             13,444     13,763     40,615    42,094    55,205    54,366

    OPERATING INCOME                     12,445     12,423     37,902    35,894    49,502    47,469

INTEREST AND OTHER INCOME                   923        365      1,019     1,169     1,648       493

INCOME FROM UNCONSOLIDATED
  AFFILIATES                              4,092        140      4,018       212     3,988     1,157

DEBT EXPENSE                             (3,349)    (3,189)   (10,014)  (10,035)  (13,395)  (13,392)

     INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME
       TAXES                             14,111      9,739     32,925    27,240    41,743    35,727

INCOME TAXES                              5,549      3,619     12,581    10,334    15,662    13,123

    INCOME FROM CONTINUING
       OPERATIONS                         8,562      6,120     20,344    16,906    26,081    22,604

DISCONTINUED OPERATIONS -
    QUESTAR GAS MANAGEMENT
    COMPANY                                                               1,495               2,471

    NET INCOME                           $8,562     $6,120    $20,344   $18,401   $26,081   $25,075

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                     September 30,         December 31,
                                        1997       1996       1996
                                                (In Thousands)
ASSETS
Current assets
  Cash and short-term investments          $288       $904     $2,550
  Accounts receivable                     5,118      8,579      8,229
  Inventories                             2,273      2,183      2,301
  Other current assets                    1,805      1,663      1,938
    Total current assets                  9,484     13,329     15,018

Property, plant and equipment           574,613    557,630    562,711
Less allowances for depreciation        205,007    193,030    194,396
    Net property, plant and equipment   369,606    364,600    368,315

Investment in unconsolidated
  affiliates                             25,217     12,146     14,347
Other assets                             13,404     11,276     11,070

                                       $417,711   $401,351   $408,750

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar
    Corporation                         $10,600     $9,200    $11,800
  Accounts payable and accrued
    expenses                             16,922     13,341     14,823
    Total current liabilities            27,522     22,541     26,623

Long-term debt                          134,558    134,539    134,544
Other liabilities                         5,817      4,898      4,322
Deferred income taxes                    60,727     56,117     58,768

Common shareholder's equity
  Common stock                            6,551      6,551      6,551
  Additional paid-in capital             82,034     82,034     82,034
  Retained earnings                     100,502     94,671     95,908
    Total common shareholder's equity   189,087    183,256    184,493

                                       $417,711   $401,351   $408,750

See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     9 Months Ended
                                     September 30,
                                        1997       1996
                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                            $20,344    $18,401
  Depreciation                           11,781     12,214
  Deferred income taxes                     (45)       (32)
  Income from discontinued operations               (1,495)
  Income from unconsolidated
    affiliates                           (4,018)      (212)
                                         28,062     28,876
  Change in operating assets and
     liabilities                          4,762      6,496

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES           32,824     35,372

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                     (11,533)   (11,478)
    Other investments                    (5,064)    (2,850)
      Total capital expenditures        (16,597)   (14,328)
  Costs of disposition of  property,
     plant and equipment                 (1,539)    (1,345)

      NET CASH USED IN INVESTING
        ACTIVITIES                      (18,136)   (15,673)

FINANCING ACTIVITIES
  Decrease in notes receivable from
     Questar Gas Management                         16,692
  Decrease in notes payable
     to Questar Corporation              (1,200)    (6,000)
  Payment of dividends                  (15,750)   (30,500)

      NET CASH USED IN FINANCING
        ACTIVITIES                      (16,950)   (19,808)

      DECREASE IN CASH AND
         SHORT-TERM INVESTMENTS         ($2,262)     ($109)

A $29,250,000 special dividend declaration in 1996 of Questar Gas
Management shares payable to Questar Corporation was a non-cash transaction and excluded from the Statement of Cash Flows.

See notes to financial statements

QUESTAR PIPELINE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


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

Questar Pipeline has submitted an application to the FERC to transfer approximately $1.5 million of additional facilities to Questar Gas Management. The facilities consist of several miles of non-mainline laterals, a portion of a mainline pipeline and a compressor station. The application requested that the transfer be effective May 31, 1997. However, a group of producers protested part of the transfer, and the FERC has not yet ruled on the Company's application.


Note 3 - Investment in Overthrust Pipeline Company

The Company purchased an additional 18% ownership in Overthrust Pipeline Company in the third quarter of 1997, effective April 1, 1997, bringing its share to 54%. Overthrust functions as a joint venture and the approval of all partners is required for all substantive policy matters. The Company will continue to account for its investment in Overthrust by the equity method.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
September 30, 1997
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended        9 Months Ended       12 Months Ended
                                     September 30,         September 30,        September 30,
                                        1997       1996       1997       1996      1997      1996
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers            $9,238     $9,539    $27,101   $28,986   $36,952   $38,714
  From affiliates                        16,651     16,647     51,416    49,002    67,755    63,121
    Total revenues                      $25,889    $26,186    $78,517   $77,988  $104,707  $101,835
Operating income                        $12,445    $12,423    $37,902   $35,894   $49,502   $47,469
Income from continuing operations        $8,562     $6,120    $20,344   $16,906   $26,081   $22,604

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers           30,912     30,502     91,848   103,533   120,210   141,349
    For Mountain Fuel                    13,217     14,035     81,492    67,617   114,036    91,849
    For other affiliated customers        9,753     13,498     27,562    28,367    43,522    39,906
      Total transportation               53,882     58,035    200,902   199,517   277,768   273,104

   Transportation revenue
     (per decatherm)                      $0.32      $0.29      $0.25     $0.25     $0.24     $0.24

Revenues were higher in the 9- and 12-month periods of 1997 due primarily to a rate increase, which became effective on February 1, 1996.

Operating and maintenance expenses were 6% lower in the third quarter and first nine months of 1997 when compared to the same periods of 1996 due primarily to reduced labor and related costs and some operating efficiencies. In addition, the 1996 periods included some one-time costs associated with the spin-down of certain assets to Questar Gas Management Company and issues in Questar Pipeline's 1996 rate settlement. The number of employees has decreased and operating efficiencies have been experienced as a result of a consolidation of certain administrative, marketing, financial, technical and related services under Questar Regulated Services Co., which wholly owns Questar Pipeline. These services were previously staffed and performed separately by Questar Pipeline and its affiliated company, Mountain Fuel.

Depreciation expense was higher in the 1997 periods as a result of increased investment in property, plant and equipment. A successful third quarter 1996 settlement of issues related to state property tax assessments spanning from 1988 through 1992 resulted in a $410,000 reduction of expense reported in other taxes. Other taxes were lower in the 9- and 12-month periods of 1997 when compared with the same periods of 1996 primarily due to reduced payroll taxes from a year ago.

An adjustment of a regulatory liability increased other income by $642,000 and net income by approximately $400,000. The Federal Energy Regulatory Commission (FERC) approved an adjustment related to deferred taxes recorded for gathering activities, which had been transferred to Questar Gas Management. Interest and other income were lower in the nine-month period of 1997 when compared with the same period of 1996 due primarily to less interest earned in 1997. A loan to Questar Gas Management was repaid to the Company in July 1996 and the proceeds were dividended to Questar. The effective income tax rate for the first nine months was 38.2% in 1997 compared with 37.9% in 1996.

Income from unconsolidated affiliates in 1997 includes the Company's $4,042,000 share of earnings reported by TransColorado Gas Transmission Co. The earnings resulted from capitalizing interest and equity costs (AFUDC) associated with the construction of the TransColorado Pipeline.

On May 9, 1997, the FERC issued an order in which it alleged that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel rates different from those rates specified in the tariff. The FERC required Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar Pipeline filed a detailed response explaining why its charges to Mountain Fuel were fully justified and in full compliance with applicable law and FERC orders. Management does not believe the ultimate outcome of this proceeding will have a material impact on results of operations, financial position or liquidity.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $32,824,000 for the first nine months of 1997 was 7% lower when compared with $35,372,000 for the same period in 1996 due primarily to changes in operating assets and liabilities.

Investing Activities

Capital expenditures were $16,597,000 in the first nine months of 1997 compared with $14,328,000 in the corresponding 1996 period.
Expenditures include additional investments in Overthrust Pipeline Company and TransColorado Gas Transmission Co. Capital expenditures for calendar year 1997 are estimated to be $48,500,000, which includes $18,600,000 earmarked for the Company's share of the second phase of the TransColorado pipeline. The second phase will cost approximately $200 million and includes 270 miles of 22- and 24-inch pipeline and two compressor plants, under agreements currently in effect. The Company will have a 50% share of the project after completing a purchase of 50% of El Paso Energy Corporation's interest in Phase II and 100% of El Paso's interest in Phase I.

Financing Activities

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. No amounts were borrowed under this arrangement at September 30, 1997. In addition, Questar Corporation loans funds to the Company under a short-term arrangement. As of September 30, amounts borrowed from Questar were $10,600,000 in 1997 and $9,200,000 in 1996. Financing activities in the first nine months of 1997 and 1996 focused on payment of dividends and a partial repayment of the Company's notes payable to Questar. Capital expenditures for 1997 are expected to be financed from net cash flow provided from operations and borrowings from Questar.

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Pipeline. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                                 PART II
                            OTHER INFORMATION
Item 5.  Other Information.
      a. On October 23, 1997, the Board of Directors of Questar Pipeline Company (Questar Pipeline or the Company) appointed Scott S. Parker to serve as a director. Mr. Parker, age 62, is the President and Chief Executive Officer of Intermountain Health Care, Inc. (IHC), a nonprofit, integrated health care system headquartered in Salt Lake City, Utah. He was appointed to fill a vacancy on the Board.

      IHC is Utah's largest health care system that includes health plans, 23 hospitals, affiliated physician groups, and 19,000 employees.

                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR PIPELINE COMPANY
                                            (Registrant)



November 12, 1997                       /s/ S. E. Parks
  (Date)                                S. E. Parks
                                        Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Duly authorized officer and
                                         principal financial officer.)