Form 10-K
period 1997-12-31
QUESTAR PIPELINE CO
filed 1998-03-27
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1997 OR

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

180 East First South, P.O. Box 45360, Salt Lake City, Utah 84145-0360
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:(801) 324-5555

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               None
    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None
   SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                     9 7/8% Debentures due 2020
                     9 3/8% Debentures due 2021

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [x]                                               No

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 1998. $0.

     Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of March 23, 1998. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

     Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.


                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.  BUSINESS AND PROPERTIES
           General
           Transmission System
           Transportation Service
           Storage
           Regulatory Environment
           Competition
           Employees
           Relationships with Affiliates

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

Item 6. (Omitted)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

                             PART III

Items
10-13.  (Omitted)


                              PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

SIGNATURES


                             FORM 10-K

                        ANNUAL REPORT, 1997

                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Questar Pipeline Company ("Questar Pipeline" or the "Company") is an interstate pipeline company that is engaged in the transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado. The Company is an affiliate of Questar Corporation ("Questar"), an integrated energy services holding company. As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act of 1938, as amended, and certain other federal legislation.

     As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in two partnerships, Overthrust Pipeline Company ("Overthrust"), and TransColorado Gas Transmission Company ("TransColorado"). During 1997, Questar Pipeline increased its percentage interest in both partnerships.

     Questar Pipeline and its affiliate Questar Gas Company (formerly Mountain Fuel Supply Company, "Questar Gas"), comprise Questar's Regulated Services unit. The Company's parent is Questar Regulated Services Company ("Regulated Services"). All three companies are managed by the same group of officers, but the Company does have a separate general manager.

     The Company has significant business relationships with its affiliates, particularly Questar Gas, a regulated local distribution company that serves over 641,000 customers in Utah, southwestern Wyoming, and southeastern Idaho. Questar Gas has reserved approximately 800,000 decatherms ("Dth") per day of firm transportation capacity on the Company's transmission system and reserved storage capacity at Clay Basin and smaller storage reservoirs. (A Dth is an amount of heat energy equal to 10 therms or one million British thermal units ("Btu"). In the Company's system, each thousand cubic feet of gas ("Mcf") equals approximately 1.07 Dth.) Questar Pipeline transports natural gas owned by Questar Gas and produced from properties operated by Wexpro Company ("Wexpro"), another affiliate, as well as some natural gas volumes purchased directly by Questar Gas from field producers and other suppliers. The Company also transports volumes that are marketed by Questar Energy Trading Company ("Questar Energy"), another affiliated entity.

     The following diagram sets forth the corporate structure of the Company and certain affiliates:

Questar Corporation

  Entrada Industries, Inc.

    Wexpro Company
    Universal Resources Corporation
    Celsius Energy Company
    Questar Energy Trading Company
    Questar Gas Management Company
    Questar Energy Services, Inc.

  Questar Regulated Services Company

    Questar Pipeline Company
    Questar Gas Company

  Questar InfoComm, Inc.

     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company ("CIG"); the middle segment of the Trailblazer Pipeline System ("Trailblazer") owned by Wyoming Interstate Company, Ltd. ("WIC"); The Williams Companies, Inc. ("Williams"); and Kern River Gas Transmission Company ("Kern River"). These connections have opened markets outside Questar Gas's service area and allow the Company to transport gas for others.

     The Company's transmission system includes 1,763 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines used to serve Questar Gas.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     In addition to the transmission system described above, Questar Pipeline has a 54 percent interest and is the operating partner in Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Although the Overthrust segment is currently underutilized, the Company and its remaining partners are reviewing opportunities, including backhauling, to increase its value. The Overthrust partnership agreement requires unanimous consent of all partners on major operating and financial issues.

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

     During 1997, Questar Pipeline agreed to increase its ownership interest in the TransColorado pipeline project to 50 percent. The Company and its remaining partner, KN Energy, have ordered the pipe and compression equipment currently intend to begin construction of the second phase of the project during 1998 after the final environmental clearances are obtained. The pipeline is approximately 292 miles in length and will extend from the Piceance Basin in western Colorado, to Blanco, New Mexico, where it will connect with other pipeline systems. (Questar Pipeline did not originally participate in the first phase of the project, which was a 22-mile line between the San Juan Basin and Blanco facilities, but will acquire El Paso Natural Gas Company's 50 percent interest in the first phase upon completion of the second phase.) As designed, the pipeline could transport up to 300 million cubic feet ("MMcf") of gas per day from western Colorado and other producing basins to California and other markets.

     TransColorado, which was first announced in 1990 and which has a total projected cost of $240 million, involves risks associated with the unwillingness of producers and other shippers to make long-term transportation commitments.

Transportation Service

     Questar Pipeline's largest transportation customer is its affiliate, Questar Gas. During 1997, the Company transported 110.3 million decatherms ("MMDth") for Questar Gas, compared to 100.6 MMDth in 1996. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

     Effective September 1, 1993, Questar Gas converted its firm sales capacity to firm transportation capacity on the Company's transmission system. Questar Gas has reserved capacity of about 800,000 Dth per day, or approximately 70 percent of Questar Pipeline's reserved daily capacity. Questar Gas paid an annual reservation charge of approximately $49.6 million to the Company in 1997, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities

     Questar Pipeline's transportation agreement with Questar Gas expires on June 30, 1999. The parties expect that the agreement will be extended, given Questar Gas's growing firm transportation requirements and the Company's competitive rates. Questar Gas, in common with other retail distribution utilities, is preparing for an environment in which transportation service may be unbundled from sales service.

     The Company recovers approximately 95 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results.
Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices. The Company's revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight-fixed variable" rates.

     The Company's total system throughput decreased from 276.4 MMDth in 1996 to 264.3 MMDth in 1997. Most of this decrease was attributable to lower transportation volumes for nonaffiliated customers, which declined from 131.9 MMDth in 1996 to 116.2 MMDth in 1997.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and the Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have limited opportunities for interruptible transportation services.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customers needs or improve customer services. During 1997, it completed the first phase of a project to build a 20-inch diameter line extending from Clay Basin to Coleman Station in southwestern Wyoming. The final phase is scheduled to be finished in 1998. The project has already significantly expanded the Company's capacity to move gas north from its storage facility at Clay Basin and its southern system and will further expand it when the final phase is completed. Questar Pipeline has expanded its capacity to transport production from the Ferron area of eastern Utah, which is the site of a large project to produce gas from coal seams into market areas. During 1998, the Company will construct new compression facilities on its southern system in eastern Utah that will add approximately 52 thousand decatherns ("MDth") per day of firm capacity.

Storage

     Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah. This storage reservoir has been operational since 1977 and has been providing open-access storage service since June of 1991. The Company's storage facilities are certificated by the FERC and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC.

     The Clay Basin facility is certificated for 46.3 billion cubic feet ("Bcf") of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn.) Questar Pipeline recently completed a successful open season to offer additional working gas capacity of 5 Bcf, which was fully subscribed. It has filed the necessary notice with the FERC to increase the facility's total capacity to 117 Bcf and expects to inject the additional volumes this summer.

     Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers include Williams; Washington Natural Gas Company, a distribution utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

     Questar Pipeline offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

     The Company also owns and operates three smaller storage reservoirs. These projects were developed specifically to serve Questar Gas's needs, and Questar Gas reserves 100 percent of their working gas capacity. These small reservoirs are used primarily to supplement Questar Gas's gas supply needs on peak days.

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

     Questar Pipeline does not currently plan to file a general rate case in 1998. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     In February of 1998, the FERC concluded an investigation of the Company's gathering rates to Questar Gas for the period from November 1, 1988 through September 30, 1992. The FERC determined that Questar Pipeline committed a technical violation of the applicable law, but ruled that it was not appropriate to order refunds or assess fines. The order instituting the proceedings was issued by the FERC in May of 1997, contained allegations that the Company may have violated a provision of the Natural Gas Act and its tariff by charging gathering rates higher than the rates specified in its tariff, and asked Questar Pipeline why it should not be obligated to refund the alleged overcharge of approximately $3.4 million plus interest to Questar Gas.

     During 1997 and 1998, the Company expects to spend $2.8 million to comply with the standards originally proposed by the Gas Industry Standards Board ("GISB") and mandated by the FERC. These requirements, commonly known as the GISB standards, are designed to facilitate the seamless transportation of gas volumes on pipeline systems and deal with such issues as nominations, confirmations, priority of service, allocation, balancing, and invoicing. The Company is complying with some GISB standards and has obtained an extension until June 1, 1998, to be in full compliance.

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

     Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation ("DOT") with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The Company also complies with the DOT's drug and alcohol testing regulations.

     In addition to the regulations discussed above, Questar Pipeline's activities in connection with the operation and construction of pipelines and other facilities for transporting or storing natural gas are subject to extensive environmental regulation by state and federal authorities, including state air quality control boards, the Bureau of Land Management, the Forest Service, the Corps of Engineers, and the Environmental Protection Agency. These compliance activities increase the cost of planning, designing, installing and operating facilities.

Competition

     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and responsibility to directly manage their gas supplies. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

     The Company has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, that has been expanded in response to interest from customers, and that is fully subscribed by firm-service customers under contracts that are generally long-term in nature. Questar Pipeline intends to take advantage of these assets by increasing its "intra hub" capacity or its ability to quickly and reliably move gas volumes between receipt and delivery points and by expanding its storage capacity and services.

     Questar Pipeline has established partnerships with others to acquire expertise, share risks, and expand opportunities. Both the Overthrust pipeline and the proposed TransColorado pipeline involve partners.

Employees

     As of December 31, 1997, the Company had 164 employees, compared to 352 as of the end of 1996. (This decrease reflects the transfer of employees to Regulated Services as of January 1, 1997.) None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

     There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. See Note 8 to the financial statements for additional information concerning transactions between the Company and its affiliates.

     The Company obtains data processing and communication services from another affiliate, Questar InfoComm, under the terms of a written agreement. Regulated Services, the Company's parent, has employees who perform engineering, accounting, marketing, budget, tax, regulatory affairs, and legal services for both Questar Pipeline and Questar Gas. Questar also provides certain administrative services, benefit plans, governmental affairs, financial, and audit, to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS

     Questar Pipeline is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

     The Company, Questar, Questar Gas and other affiliates are defendants in a lawsuit that was filed by a producer in Wyoming's federal district court. This lawsuit involves some of the same take-or-pay and tax reimbursement claims that are the subject of a case against Questar Gas that has not yet been reduced to a final judgement in the same court. The second lawsuit, however, also involves claims of antitrust violations against Questar Pipeline with respect to storage service. It has been formally and indefinitely stayed pending the entry of a final judgement in the first lawsuit.

     See "Regulatory Environment" for a discussion of regulatory proceedings involving the Company and the FERC.

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


ITEM 7.  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Questar Pipeline conducts natural-gas transmission and storage operations. Following is a summary of financial results and operating information:

                                                Year Ended December 31,
                                        1997        1996        1995
                                                (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                        $68,837     $67,656     $61,749
  Storage                                34,410      34,280      31,276
  Other                                   2,190       2,242       1,747
        Total revenues                  105,437     104,178      94,772

Operating expenses
  Operating and maintenance              37,334      39,959      34,003
  Depreciation and amortization          14,797      14,206      12,911
  Other taxes                             2,816       2,519       3,370
        Total expenses                   54,947      56,684      50,284
          Operating income              $50,490     $47,494     $44,488

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers          116,215     131,895     151,943
    For Questar Gas                     110,311     100,161      79,872
    For other affiliated customers       37,797      44,327      38,839
       Total transportation             264,323     276,383     270,654
   Transportation revenue (per dth)       $0.26       $0.24       $0.23
Clay Basin storage, working gas-
    volumes (in Bcf)                       46.3        46.3        46.3

Revenues increased $1,259,000 or 1% in 1997 when compared with 1996 as a result of adding firm transportation contracts. The new contracts cover several short-haul portions of the pipeline. The increase in revenues reported in 1996 was due to a rate increase and expanded firm gas-storage activities. The Federal Energy Regulatory Commission approved rates which included a stated return on equity of 11.75%.

At December 31, 1997, approximately 82% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. The remaining 18% of transportation system capacity, which has multiple delivery points, is available for interruptible transportation. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 800,000 dth per day, or about 70% of the total reserved daily-transportation capacity at December 31, 1997. This contract, which represents 80% of the demand charges collected by Questar Pipeline, expires June 30, 1999. Negotiations are under way to structure an agreement that would benefit both companies. Management believes that any new contract will not have a material impact on the results of operations, financial position or cash flows of Questar Pipeline.

Storage revenues were flat in 1997 compared with 1996 after increasing by 10% in 1996 from the year earlier. In addition to a rate increase, the higher revenues resulted when Clay Basin's firm-storage capacity increased from 41.8 Bcf to 46.3 Bcf in May 1995. Storage capacity at year-end 1997 was 100% subscribed and about 76% of the contractual volumes had remaining terms of at least 10 years. Questar Gas has reserved 27% of firm-storage capacity for at least 10 years. Questar Pipeline intends to expand working gas capacity at Clay Basin in 1998 by 5 Bcf at an estimated cost of $4 million. In an open season sign-up conducted in January 1998, all potential new capacity was pledged under long-term commitments. The expansion is expected to add about $3 million in annual revenues.

Questar Pipeline's operating and maintenance (O & M) expenses decreased 7% in 1997 because of cost-containment measures and reduced labor and related costs. Questar Pipeline along with Questar Gas initiated cost-containment measures intended to slow the increase of O & M expenses. Questar Gas and Questar Pipeline in 1997 combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications. O & M expenses increased 18% in 1996 when compared with 1995 caused by system expansion, one-time costs associated with the spin-down of certain assets that were eventually transferred in 1996 and issues in Questar Pipeline's 1996 rate settlement.

Depreciation expense was 4% higher in 1997 when compared to 1996 and 10% higher in 1996 when compared to 1995 as a result of Questar Pipeline's capital expenditures. Settlements of disputed tax assessments with state and local governmental agencies in 1996 resulted in reduced property taxes.

Questar Pipeline has a 50% ownership interest in a partnership building Phase II of the TransColorado pipeline in western Colorado. Upon completion of Phase II, Questar Pipeline will complete an acquisition of El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project. KN Energy owns the other 50% interest. The 292-mile pipeline will cost about $240 million when completed. Questar Pipeline reported pretax earnings of $4,456,000 in 1997 from capitalizing the interest and financing costs associated with the pipeline project.

Questar Pipeline purchased an additional 18% interest in the Overthrust Pipeline partnership in 1997, bringing its ownership in the transmission line to 54%. Approval of all partners is required for all substantive policy matters.

The effective income tax rate was 38.1% in 1997, 37.2% in 1996 and 35.1% in 1995.

Year 2000 Costs: Questar Pipeline has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. The expense, associated with addressing Year 2000 related problems, is not expected to be material. However, measurement of the cost has not been completed. The solutions either involve replacement or repair of the affected
software or hardware systems.   Some replacement or upgrade of
systems would take place in the normal course of business. Several systems, key to Questar Pipeline's operations, have been scheduled to be replaced through vendor supplied systems before 2000. The costs of repairing existing systems is expensed as incurred, while the costs of replacing systems is capitalized and depreciated generally over a three- to five-year period.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities was $43,236,000 in 1997, $46,710,000 in 1996 and $36,991,000 in 1995. Net cash provided from operating activities decreased 7% in 1997 when compared with 1996 due primarily to construction costs that had been incurred but not yet reimbursed by partners at December 31.

Investing Activities

Following is a summary of capital expenditures for 1997, 1996 and a forecast of 1998 expenditures:

                            1998
                         Estimated      1997        1996
                        (In Thousands)
Transmission system         $36,700     $19,622     $18,173
Storage                       5,800       1,399       1,466
Partnerships                 27,700       6,214       2,890
General                       5,900       5,361       1,279
                            $76,100     $32,596     $23,808

Capital expenditures included new pipelines, replacement and expansion of sections of existing gas mainlines and additional investments in pipeline partnerships.

Financing Activities

Questar Pipeline funded 1997 capital expenditures and dividend payments primarily with the proceeds from net cash provided from operating activities and an increase in notes payable to Questar. Forecasted 1998 capital expenditures of $76.1 million are expected to be financed from net cash flow provided from operations and borrowings from Questar.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar at December 31 totaled $25,800,000 with an interest rate of 6.02% in 1997 and $11,800,000 with an interest rate of 5.63% in 1996. Questar Pipeline has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable in 1998. There were no amounts borrowed under this arrangement at either December 31, 1997 or 1996. Questar Pipeline guarantees $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company.

Questar Pipeline's capital structure at year-end 1997 was 41% long-term debt and 59% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Forward Looking Statements

This annual report contains some forward looking statements about future operations and expectations of Questar Pipeline. Management believes they are reasonable representations of Questar Pipeline's expected performance at this time. Actual results may vary from management's stated expectations and projections.

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

10.1.* 1,2\Overthrust Pipeline Company General Partnership Agreement
           dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

 10.2.* \1 Data Processing Services Agreement effective July 1, 1985, between Questar Service Corporation and Mountain Fuel
           Resources, Inc. (Exhibit No. 10.11. to Form 10-K Annual Report for 1988.)

 10.3. 3\  Annual Management Incentive Plan adopted by Questar
           Pipeline Company, Questar Gas Company, and Questar
           Regulated Services Company.

 10.4.     Partnership Agreement for the TransColorado Gas
           Transmission Company dated July 1, 1997, between KN
           TransColorado, Inc. and Questar TransColorado, Inc.

 10.5.* 4\ Firm Transportation Service Agreement with Mountain Fuel
           Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 through June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

 10.6.* 4\ Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

 10.7.* 4\ Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

 10.8.* 4\ Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K
           Annual Report for 1995.)

10.10.* 3\ Questar Pipeline Company Deferred Compensation Plan for
           Directors, as amended and restated February 13, 1996.
           (Exhibit No. 10.10. to Form 10-K Annual Report for 1995.)

 10.11.*   Agreement for the Transfer of Assets between Questar
           Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

  22.      Subsidiary Information.

  24.      Power of Attorney.

  27.      Financial Data Schedule.
_______________

     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     1\The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     2\The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company and Tennessee Overthrust Gas Company as partners.

     3\Exhibit so marked is management contract or compensation plan or arrangement.

     4\Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1997.



                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1997

                     QUESTAR PIPELINE COMPANY

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Pipeline Company are included in Item 8:

     Statements of income -- Years ended December 31, 1997, 1996 and
1995

     Balance sheets -- December 31, 1997 and 1996

     Statements of cash flows -- Years ended December 31, 1997, 1996 and 1995

     Statements of shareholder's equity -- Years ended December 31, 1997, 1996 and 1995

     Notes to financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors

Board of Directors
Questar Pipeline Company

We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 1997 and 1996, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 9, 1998

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME

                                                    Year Ended December 31,
                                            1997        1996        1995
                                        (In Thousands)
REVENUES
  From unaffiliated customers               $36,343     $38,837     $36,780
  From affiliates - Note 8                   69,094      65,341      57,992
    TOTAL REVENUES                          105,437     104,178      94,772

OPERATING EXPENSES
  Operating and maintenance - Note 8         37,334      39,959      34,003
  Depreciation                               14,797      14,206      12,911
  Other taxes                                 2,816       2,519       3,370
    TOTAL OPERATING EXPENSES                 54,947      56,684      50,284

    OPERATING INCOME                         50,490      47,494      44,488

INCOME FROM UNCONSOLIDATED
    AFFILIATES                                4,629         182       1,220
OTHER  INCOME - Note 8                        1,323       1,798         524
DEBT EXPENSE                                (13,536)    (13,416)    (13,472)

    INCOME FROM CONTINUING
       OPERATIONS  BEFORE INCOME
       TAXES                                 42,906      36,058      32,760

INCOME TAXES - Note 5                        16,338      13,415      11,492

    INCOME FROM CONTINUING
       OPERATIONS                            26,568      22,643      21,268

DISCONTINUED OPERATIONS - Questar
    Gas Management Company - Note 2                       1,495       3,380

       NET INCOME                           $26,568     $24,138     $24,648

See notes to financial statements.

QUESTAR PIPELINE COMPANY
BALANCE SHEETS

ASSETS

                                               December 31,
                                            1997        1996
                                               (In Thousands)
CURRENT ASSETS
  Cash and short-term investments            $7,075      $2,550
  Accounts receivable                         9,535       6,852
  Accounts receivable from affiliates         1,316         931
  Federal income tax receivable                             446
  Inventories, at lower of average
    cost or market                            2,303       2,301
  Prepaid expenses and deposits               2,035       1,938
    TOTAL CURRENT ASSETS                     22,264      15,018

PROPERTY, PLANT AND EQUIPMENT
  Transmission                              306,486     297,144
  Storage                                   213,264     211,273
  General and intangible                     40,093      38,274
  Construction work in progress              20,760      16,020
                                            580,603     562,711
  Less allowances for depreciation          202,427     194,396
    NET PROPERTY, PLANT AND EQUIPMENT       378,176     368,315

OTHER ASSETS
  Investment in unconsolidated
    affiliates                               26,977      14,347
  Income taxes recoverable from
    customers                                 4,552       3,930
  Unamortized costs of reacquired debt        2,564       2,837
  Other                                       3,031       4,303
                                             37,124      25,417


                                           $437,564    $408,750


LIABILITIES AND SHAREHOLDER'S EQUITY

                                               December 31,
                                            1997        1996
                                             (In Thousands)
CURRENT LIABILITIES
  Notes payable to Questar - Note 3         $25,800     $11,800
  Accounts payable and accrued expenses
    Accounts payable                         14,069      10,762
    Accounts payable to affiliates            3,633       2,089
    Federal income taxes                         62
    Other taxes                               1,229         896
    Accrued interest                          1,076       1,076
       Total accounts payable and
         accrued expenses                    20,069      14,823
    TOTAL CURRENT LIABILITIES                45,869      26,623

LONG-TERM DEBT - Notes 3 and 4              134,563     134,544

OTHER LIABILITIES                             4,523       4,322

DEFERRED INCOME TAXES - Note 5               62,298      58,768

COMMITMENTS AND CONTINGENCIES - Note 6

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares          6,551       6,551
  Additional paid-in capital                 82,034      82,034
  Retained earnings                         101,726      95,908
                                            190,311     184,493

                                           $437,564    $408,750

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

                                                     Additional
                                           Common     Paid-in     Retained
                                           Stock      Capital     Earnings
                                                    (In Thousands)
Balance at January 1, 1995                   $6,551     $82,034    $130,372
  1995 net income                                                    24,648
  Cash dividends                                                    (19,000)
Balance at December 31, 1995                  6,551      82,034     136,020
  1996 net income                                                    24,138
  Cash and other dividends                                          (64,250)
Balance at December 31, 1996                  6,551      82,034      95,908
  1997 net income                                                    26,568
  Cash dividends                                                    (20,750)
Balance at December 31, 1997                 $6,551     $82,034    $101,726

See notes to financial statements.

QUESTAR PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                            1997        1996        1995
                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                $26,568     $24,138     $24,648
  Depreciation                               15,886      16,291      14,547
  Deferred income taxes                       1,526         388        (163)
  Income from unconsolidated affililates     (4,629)       (182)     (1,220)
  Income from discontinued operations                    (1,495)     (3,380)
                                             39,351      39,140      34,432
  Changes in operating assets and liabilities
    Accounts receivable                      (3,068)      5,923       1,530
    Federal income taxes                        508        (799)      1,433
    Prepaid expenses and deposits               (97)        219         207
    Accounts payable and accrued expense      4,851       2,783        (395)
    Other                                     1,691        (556)       (216)
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                43,236      46,710      36,991

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                        (26,382)    (20,958)    (22,640)
    Investment in discontinued operations                            (1,576)
    Other investments                        (6,214)     (2,850)       (506)
      Total capital expenditures            (32,596)    (23,808)    (24,722)
  Proceeds from (costs of) disposition
    of property, plant and equipment            635         343      (2,822)
      NET CASH USED IN INVESTING
         ACTIVITIES                         (31,961)    (23,465)    (27,544)

FINANCING ACTIVITIES
  Change in notes receivable
    from Questar Gas Management                          16,692       8,518
  Change in notes payable to
    Questar Corp.                            14,000      (3,400)        600
  Payment of dividends                      (20,750)    (35,000)    (19,000)
      NET CASH USED IN FINANCING
        ACTIVITIES                           (6,750)    (21,708)     (9,882)
          Change in cash and
             short-term investments           4,525       1,537        (435)
   Beginning cash and
     short-term investments                   2,550       1,013       1,448
     ENDING CASH AND SHORT-TERM
       INVESTMENTS                           $7,075      $2,550      $1,013

Questar Pipeline transferred 100% of its ownership in Questar Gas
Management to Questar in 1996 in the form of a dividend of shares. The $29,250,000 transfer was a noncash transaction and was excluded from the Statements of Cash Flows.

See notes to financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Business: Questar Pipeline Company (the Company or Questar Pipeline) is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting and engineering functions for its two subsidiaries, Questar Pipeline and Questar Gas Company (Questar Gas). Significant accounting policies are presented below.

Regulation:   Questar Pipeline is regulated by the Federal Energy
Regulatory Commission (FERC) which establishes rates for the transportation and storage of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a rate of return on investment. The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates.

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

Cash and Short-Term Investments: Short-term investments consist principally of repurchase agreements with maturities of three months or less.

Investment in Unconsolidated Affiliates: Questar Pipeline has a 54% interest in the Overthrust Pipeline partnership, and is the operator of the Overthrust Segment of the Trailblazer Pipeline System. Approval of all partners is required for all substantive policy matters. Questar Pipeline has a 50% ownership interest in a partnership building Phase II of the TransColorado pipeline in western Colorado. Upon completion of Phase II, Questar Pipeline will complete an acquisition of El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project. The Company accounts for its investment in these partnerships using the equity method.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3 to 33% per year and averaging 3.5% in 1997.

Allowance for Funds Used During Construction: The Company capitalizes the cost of capital during the construction period of plant and equipment. This amounted to $387,000 in 1997, $542,000 in 1996 and $330,000 in 1995.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Credit Risk: Questar Pipeline's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures and loss reserves have adequately provided for usual and customary credit-related losses.

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

Reclassification: Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the 1997 presentation.


Note 2 - Discontinued Operations - Gathering Division Spin Down and Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded. Questar Pipeline's financial statements for 1996 and 1995 were restated, reflecting gas-gathering operations as a discontinued business segment.


Note 3 - Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar at December 31 totaled $25,800,000 with an interest rate of 6.02% in 1997 and $11,800,000 with an interest rate of 5.63% in 1996. Questar Pipeline has a short-term line-of-credit arrangement with a bank under which it may borrow up to $200,000. The line has interest rates below the prime interest rate and is renewable in 1998. There were no amounts borrowed under this arrangement at either December 31, 1997 or 1996. Questar Pipeline guarantees $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company.

The details of long-term debt at December 31 were as follows:

                                            1997        1996
                                                  (In Thousands)
  9 3/8% debentures due 2021                $85,000     $85,000
  9 7/8% debentures due 2020                 50,000      50,000
    Total long-term debt outstanding        135,000     135,000
  Less unamortized debt discount                437         456
                                           $134,563    $134,544

Sinking fund redemption of the 9 7/8% debt begins in 2001 in the amount of $2,500,000 and in 2002 for the 9 3/8% debt in the amount of $4,250,000. There are no debt provisions restricting the payment of dividends. Cash paid for interest was $13,351,000 in 1997, $13,227,000 in 1996 and $13,192,000 in 1995.


Note 4 - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                            1997                    1996
                                         Carrying    Estimated   Carrying     Estimated
                                           Amount    Fair Value    Amount     Fair Value
                                        (In Thousands)
Financial assets
    Cash and short-term investments          $7,075      $7,075      $2,550        $2,550
Financial liabilities
    Short-term loans                         25,800      25,800      11,800        11,800
    Long-term debt                          134,563     150,675     134,544       150,938

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the fair value of long-term debt is based on quoted market prices.


Note 5 - Income Taxes

The components of income taxes charged to income for years ended
December 31 were as follows:

                                            1997        1996        1995
                                                    (In Thousands)
  Federal
    Current                                 $13,247     $11,663     $10,695
    Deferred                                  1,273         700         101
  State
    Current                                   1,542         998         684
    Deferred                                    276          54          12
                                            $16,338     $13,415     $11,492

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes is explained as follows:

                                            1997        1996        1995
                                        (In Thousands)
  Income from continuing operations
    before income taxes                     $42,906     $36,058     $32,760

  Federal income taxes at statutory rate    $15,017     $12,620     $11,466
  State income taxes, net of federal
    income tax benefit                        1,204         703         456
  Prior years' tax settlement                   134         146        (162)
  Other                                         (17)        (54)       (268)
    Income tax expense                      $16,338     $13,415     $11,492

Effective income tax rate                      38.1%       37.2%       35.1%

Significant components of the Company's deferred tax liabilities and assets at December 31 were as follows:

                                            1997        1996
                                        (In Thousands)
Deferred tax liabilities
  Property, plant and equipment             $58,131     $54,550
  Other                                       4,767       5,026
    Total deferred tax liabilities           62,898      59,576

Deferred tax assets                             600         808
    Net deferred tax liabilities            $62,298     $58,768

Cash paid for income taxes was $13,844,000 in 1997, $13,797,000 in 1996 and $10,268,000 in 1995.


Note 6 - Rate Matters, Litigation and Commitments

There are various legal proceedings against Questar Pipeline. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note 7 - Employment Benefits

Pension Plan: Substantially all of Questar Pipeline's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $520,000 in 1997, $974,000 in 1996 and $867,000 in 1995.

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1997, Questar's fair value of plan assets exceeded the accumulated benefit obligation.

Postretirement Benefits Other Than Pensions: Questar Pipeline pays a portion of health-care costs and life insurance costs for employees who retired prior to January 1, 1993. The plan changed for employees hired after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for postretirement medical benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $257,000 in 1997, $666,000 in 1996, and $788,000 in 1995. The FERC allows rate-recovery of future postretirement benefits costs to the extent that pipeline companies contribute the amounts to an
external trust.   As part of its 1996 general rate settlement,
Questar Pipeline began making annual contributions of $1,187,000 to an external trust fund.

Questar Pipeline's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: Questar Pipeline recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Beginning in 1996, the FERC allowed Questar Pipeline to recover $138,000 per year of postemployment costs in future rates over a three-year period if funded in an external trust.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes contributions of Questar common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of common stock in
the name of each eligible employee.   The Company's expense and
contribution to the plan was $348,000 in 1997, $531,000 in 1996 and $515,000 in 1995.


Note 8 - Related Party Transactions

Questar Regulated Services was organized in 1996 and provides services common to its two subsidiaries, Questar Gas and Questar Pipeline. Regulated Services began providing administrative, technical and accounting support in 1997. Employees in these functions from both companies were reassigned to Regulated Services. Regulated Services charged Questar Pipeline $12,895,000 in 1997. These costs are included in operating and maintenance expenses, primarily, and are allocated based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $64,924,000 or 62% in 1997, $61,146,000 or 59% in
1996 and $54,096,000 or 57% in 1995. The Company also received revenues from other affiliated companies totaling $4,166,000 in 1997, $4,195,000 in 1996 and $3,896,000 in 1995.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services which totaled $2,748,000 in 1997, $3,045,000 in 1996 and $2,644,000 in 1995. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. The
Company paid Questar InfoComm $9,458,000 in 1997, $7,155,000 in
1996 and $7,542,000 in 1995.

Questar Pipeline has a 15-year lease for space in an office building located in Salt Lake City, Utah, that is owned by affiliated company, Interstate Land. The annual lease payment for the next five years, beginning in 1998, is $576,000.

The Company received interest income from affiliated companies of $11,000 in 1997, $609,000 in 1996 and $1,998,000 in 1995. Questar
Pipeline incurred debt expense to Questar of $348,000 in 1997, $158,000 in 1996 and $272,000 in 1995.


                                     SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

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


  /s/ D. N. Rose                        President & Chief Executive Officer;
 D. N. Rose                             Director (Principal Executive Officer)


  /s/ S. E. Parks                       Vice President, Treasurer and Chief
 S. E. Parks                            Financial Officer (Principal
                                        Financial Officer)


  /s/ G. H. Robinson                    Vice President and Controller
 G. H. Robinson                         (Principal Accounting Officer)


*R. D. Cash                             Chairman of the Board; Director
*U. Edwin Garrison                      Director
*Marilyn S. Kite                        Director
*Scott S. Parker                        Director
*D. N. Rose                             Director



March 27, 1998                          *By  /s/ D. N. Rose
  Date                                       D. N. Rose, Attorney in Fact