Form 10-K/A
period 1997-12-31
QUESTAR PIPELINE CO
filed 1998-04-03
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K/A
(Mark One)

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

(This amended 10-K is being filed for the sole purpose of attaching an Exhibit Index.)


                                     SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 1998.

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


  /s/ D. N. Rose                        President & Chief Executive Officer;
 D. N. Rose                             Director (Principal Executive Officer)


  /s/ S. E. Parks                       Vice President, Treasurer and Chief
 S. E. Parks                            Financial Officer (Principal
                                        Financial Officer)


  /s/ G. H. Robinson                    Vice President and Controller
 G. H. Robinson                         (Principal Accounting Officer)


*R. D. Cash                             Chairman of the Board; Director
*U. Edwin Garrison                      Director
*Marilyn S. Kite                        Director
*Scott S. Parker                        Director
*D. N. Rose                             Director



April 2, 1998                          *By  /s/ D. N. Rose
  Date                                       D. N. Rose, Attorney in Fact



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

 10.2.* 1\ Data Processing Services Agreement effective July 1, 1985, between
           Questar Service Corporation and Mountain Fuel Resources, Inc. (Exhibit No. 10.11. to Form 10-K Annual Report for 1988.)

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