Form 10-Q
period 1998-03-31
QUESTAR PIPELINE CO
filed 1998-05-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

                    Commission File No. 0-14147

                    QUESTAR PIPELINE COMPANY
      (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                     87-0307414
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


P.O. Box 45360, 180 East First South, Salt Lake City, Utah8445-0360
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:(801) 324-2400

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

           Class                  Outstanding as of March 31, 1998
Common Stock, $1.00 par value                 6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                         3 Months Ended        12 Months Ended
                                          March 31,             March 31,
                                            1998       1997       1998       1997
                                         (In Thousands)
REVENUES                                    $27,249    $26,721   $105,965  $104,823

OPERATING EXPENSES
  Operating and maintenance                   9,927      8,908     38,353    38,606
  Depreciation                                3,843      3,597     15,043    14,425
  Other taxes                                   673        751      2,738     2,228
    TOTAL OPERATING EXPENSES                 14,443     13,256     56,134    55,259

    OPERATING INCOME                         12,806     13,465     49,831    49,564

INTEREST AND OTHER INCOME (EXPENSE)             (86)         5      1,232     1,259

INCOME (LOSS) FROM UNCONSOLIDATED
  AFFILIATES                                    407        (68)     5,104        77

DEBT EXPENSE                                 (3,434)    (3,351)   (13,619)  (13,373)

     INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME
       TAXES                                  9,693     10,051     42,548    37,527

INCOME TAXES                                  3,139      3,729     15,748    13,813

    INCOME FROM CONTINUING
       OPERATIONS                             6,554      6,322     26,800    23,714

DISCONTINUED OPERATIONS -
    QUESTAR GAS MANAGEMENT
    COMPANY                                                                     356

         NET INCOME                          $6,554     $6,322    $26,800   $24,070

See note to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                          March 31,            December 31,
                                            1998       1997       1997
                                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                  $7,075
  Accounts receivable                       $10,406    $11,523     10,851
  Inventories                                 2,092      2,373      2,303
  Other current assets                        1,877      1,953      2,035
    Total current assets                     14,375     15,849     22,264

Property, plant and equipment               581,877    561,025    580,603
Less allowances for depreciation            207,154    197,763    202,427
    Net property, plant and equipment       374,723    363,262    378,176

Investment in unconsolidated affiliates      29,884     14,279     26,977
Other assets                                 11,039     10,843     10,147

                                           $430,021   $404,233   $437,564

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                              $879       $752
  Notes payable to Questar Corporation       19,100      4,000    $25,800
  Accounts payable and accrued
    expenses                                 18,581     17,033     20,069
    Total current liabilities                38,560     21,785     45,869

Long-term debt                              134,568    134,549    134,563
Other liabilities                             3,359      4,197      4,523
Deferred income taxes                        61,919     58,637     62,298

Common shareholder's equity
  Common stock                                6,551      6,551      6,551
  Additional paid-in capital                 82,034     82,034     82,034
  Retained earnings                         103,030     96,480    101,726
    Total common shareholder's equity       191,615    185,065    190,311

                                           $430,021   $404,233   $437,564

See note to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                         3 Months Ended
                                         March 31,
                                            1998       1997
                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                 $6,554     $6,322
  Depreciation                                4,502      3,891
  Deferred income taxes                        (379)      (131)
  (Income) loss from unconsolidated
    affiliates                                 (407)        68
                                             10,270     10,150
  Change in operating assets and
     liabilities                             (2,725)    (1,064)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                7,545      9,086

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                          (2,584)    (3,270)
    Other investments                        (2,500)
      Total capital expenditures             (5,084)    (3,270)
  Proceeds from disposition of  property,
     plant and equipment                      1,535      4,432

      NET CASH (USED IN) PROVIDED FROM
        INVESTING ACTIVITIES                 (3,549)     1,162

FINANCING ACTIVITIES
  Checks outstanding in excess
     of cash balances                           879        752
  Decrease in notes payable
     to Questar Corporation                  (6,700)    (7,800)
  Payment of dividends                       (5,250)    (5,750)

      NET CASH USED IN FINANCING
        ACTIVITIES                          (11,071)   (12,798)

      DECREASE IN CASH AND
         SHORT-TERM INVESTMENTS             ($7,075)   ($2,550)

See note to financial statements

QUESTAR PIPELINE COMPANY
NOTE TO CONDENSED FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
March 31, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                         3 Months Ended        12 Months Ended
                                         March 31,             March 31,
                                            1998       1997       1998       1997
                                         (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers                $9,065     $9,131    $36,277   $39,881
  From affiliates                            18,184     17,590     69,688    64,942
    Total revenues                          $27,249    $26,721   $105,965  $104,823
Operating income                            $12,806    $13,465    $49,831   $49,564
Income from continuing operations             6,554      6,322     26,800    23,714

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers               32,778     33,303    115,690   128,325
    For Questar Gas                          38,331     42,264    106,378   105,269
    For other affiliated customers            4,858      6,816     35,839    46,545
      Total transportation                   75,967     82,383    257,907   280,139

   Transportation revenue (per decatherm)     $0.24      $0.21      $0.27     $0.24

Revenues were higher in the 3- and 12-month periods of 1998 due primarily to increased firm-transportation reservation charges. Questar Pipeline is expanding working gas capacity at Clay Basin in 1998 by 5 Bcf at an estimated cost of $4 million. In an open season sign-up conducted in January 1998, all potential new capacity was pledged under long-term commitments. The expansion is expected to add about $3 million in annual storage revenues beginning in the second quarter of 1998.

Operating and maintenance (O & M) expenses were 11% higher in the first quarter 1998 when compared to the same period of 1997 due primarily to a timing difference in billings from a technology supplier. O & M expenses were lower in the 12 months ended March 31, 1998 due primarily to cost efficiencies resulting from sharing services with an affiliated company. Questar Gas Company and Questar Pipeline share the costs of certain administrative, marketing, accounting, technical and related services under Questar Regulated Services Co.

Depreciation expense was higher in the 1998 periods as a result of increased investment in property, plant and equipment. Other taxes were lower in the first quarter of 1998 and in the 12-months ended March 31, 1997 as a result of receiving property tax refunds in the first quarter of 1998 and the third quarter of 1996.

Income from unconsolidated affiliates in the 1998 periods includes the Company's share of earnings reported by TransColorado Gas Transmission Co. The earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $318,000 in the 3 months ended March 31, 1998 and $4,774,000 in the 12 months ended March 31, 1998.

The effective income tax rate was 32.4% in the first quarter of 1998 compared with 37.1% in the first quarter of 1997 due to adjustments that reduced 1998 tax expenses.

A regulatory proceeding involving Questar Pipeline, Federal Energy Regulatory Commission (FERC) Docket No. IN97-1, has been resolved by an order issued March 2, 1998. The FERC found that Questar Pipeline was not liable for any refunds related to charges made to Questar Gas for rendering gathering services.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $7,545,000 in the first quarter of 1998 was 17% below the $9,086,000 reported for the same period in 1997 due primarily to changes in operating assets and liabilities.

Investing Activities

Capital expenditures were $5,084,000 in the first quarter of 1998 compared with $3,270,000 in the corresponding 1997 period. Capital expenditures for calendar year 1998 are estimated to be $76,100,000, which includes $27,700,000 for the Company's share of equity investments in unconsolidated affiliates.

Financing Activities

The Company has a short-term line-of-credit arrangement with a bank totaling $200,000. No amounts were borrowed under this arrangement at March 31, 1998. In addition, Questar Corporation loans funds to the Company under a short-term arrangement. As of March 31, amounts borrowed from Questar were $19,100,000 in
1998 and $4,000,000 in 1997.   First quarter financing
activities focused on payment of dividends and a partial repayment of the Company's notes payable to Questar. Capital expenditures for 1998 are expected to be financed from net cash flow provided from operations and short- and long-term debt including borrowings from Questar.


Forward Looking Statements

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

                                   QUESTAR PIPELINE COMPANY
                                        (Registrant)



May 13, 1998                        /s/ D. N. Rose
                                    D. N. Rose
                                    President and Chief Executive
                                    Officer



May 13, 1998                        /s/S. E. Parks
    (Date)                          S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer