Form 10-Q
period 1998-06-30
QUESTAR PIPELINE CO
filed 1998-08-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

                    Commission File No. 0-14147

                    QUESTAR PIPELINE COMPANY
      (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                     87-0307414
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


P.O. Box 45360, 180 East First South, Salt Lake City, Utah 84145-0360
(Address of principal executive offices)               (Zip Code)


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

                Class             Outstanding as of June 30, 1998
Common Stock, $1.00 par value                 6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended      6 Months Ended      12 Months Ended
                                          June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998       1997
                                                  (In Thousands)
REVENUES                               $26,599   $25,907   $53,848   $52,628   $106,657  $105,004

OPERATING EXPENSES
  Operating and maintenance              9,566     9,637    19,493    18,545     38,282    38,929
  Depreciation                           2,472     3,614     6,315     7,211     13,901    14,605
  Other taxes                              515       664     1,188     1,415      2,589     1,990

    TOTAL OPERATING EXPENSES            12,553    13,915    26,996    27,171     54,772    55,524

    OPERATING INCOME                    14,046    11,992    26,852    25,457     51,885    49,480

INTEREST AND OTHER
    INCOME (EXPENSE)                        10        91       (76)       96      1,151     1,090

INCOME (LOSS) FROM
    UNCONSOLIDATED AFFILIATES              743        (6)    1,150       (74)     5,853        36

DEBT EXPENSE                            (3,500)   (3,314)   (6,934)   (6,665)   (13,805)  (13,235)

    INCOME BEFORE INCOME TAXES          11,299     8,763    20,992    18,814     45,084    37,371

INCOME TAXES                             4,239     3,303     7,378     7,032     16,684    13,732

         NET INCOME                     $7,060    $5,460   $13,614   $11,782    $28,400   $23,639



See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

                                          June 30,      December 31,
                                        1998      1997       1997
                                            (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                 $5,411    $7,075
  Accounts receivable                  $17,284    10,229    10,851
  Inventories                            1,958     2,363     2,303
  Other current assets                   1,720     1,754     2,035
    Total current assets                20,962    19,757    22,264

Property, plant and equipment          591,487   566,777   580,603
Less allowances for depreciation       209,610   201,269   202,427
   Net property, plant and equipment   381,877   365,508   378,176

Investment in unconsolidated
  affiliates                            40,426    14,323    26,977
Other assets                            12,484    10,789    10,147

                                      $455,749  $410,377  $437,564

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                       $1,304
  Notes payable to Questar
    Corporation                         63,300   $11,600   $25,800
  Accounts payable and accrued
    expenses                            17,117    15,869    20,069
    Total current liabilities           81,721    27,469    45,869

Long-term debt                         114,573   134,554   134,563
Other liabilities                        3,046     4,257     4,523
Deferred income taxes                   62,984    58,572    62,298

Common shareholder's equity
  Common stock                           6,551     6,551     6,551
  Additional paid-in capital            82,034    82,034    82,034
  Retained earnings                    104,840    96,940   101,726
    Total common shareholder's equity  193,425   185,525   190,311

                                      $455,749  $410,377  $437,564


See notes to financial statements

QUESTAR PIPELINE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                        6 Months Ended
                                           June 30,
                                         1998      1997
                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                           $13,614   $11,782
  Depreciation                           7,128     7,768
  Deferred income taxes                    686      (196)
  (Income) loss from unconsolidated
    affiliates                          (1,150)       74
                                        20,278    19,428
  Change in operating assets and
     liabilities                       (12,529)     (606)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES           7,749    18,822

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                     (8,462)   (4,227)
    Investment in unconsolidated
      affiliates                       (12,299)      (50)
      Total capital expenditures       (20,761)   (4,277)
    Costs of disposition of property,
      plant and equipment               (2,367)     (734)

      NET CASH USED IN INVESTING
        ACTIVITIES                     (23,128)   (5,011)

FINANCING ACTIVITIES
  Checks outstanding in excess
     of cash balances                    1,304
  Increase (decrease) in notes
     payable to Questar Corporation     37,500      (200)
  Decrease in long-term debt           (20,000)
  Payment of dividends                 (10,500)  (10,750)

      NET CASH PROVIDED FROM (USED
       IN) FINANCING ACTIVITIES          8,304   (10,950)

      INCREASE (DECREASE) IN CASH
       AND SHORT-TERM INVESTMENTS      ($7,075)   $2,861



See notes to financial statements

QUESTAR PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Note 2 - Planned Purchase of a Pipeline

On June 25, 1998, the Company announced that it had reached an agreement in principle with ARCO Pipe Line Company to acquire an oil pipeline running from the Paradox producing basin of northwestern New Mexico to Long Beach, California. The purchase price of the line is $40 million with financial closing expected on or about September 30, 1998. The Company intends to convert this line to transport natural gas to customers in the Los Angeles basin. Conversion costs are expected to add up to $60 million to the total cost of the project. Such conversion is expected to continue for 18-24 months.


Note 3 - Investment in Unconsolidated Affiliates

Questar Pipeline has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are as follows:

                                         6 Months Ended
                                            June 30,
                                          1998      1997
                                          (In Thousands)

Revenues                                $2,360    $1,742
Operating income (loss)                    778      (117)
Income (loss) before income taxes        2,237      (206)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
June 30, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                       3 Months Ended      6 Months Ended      12 Months Ended
                                          June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998       1997
                                             (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,088    $8,732   $18,153   $17,863    $36,633   $37,253
  From affiliates                       17,511    17,175    35,695    34,765     70,024    67,751
    Total revenues                     $26,599   $25,907   $53,848   $52,628   $106,657  $105,004
Operating income                       $14,046   $11,992   $26,852   $25,457    $51,885   $49,480
Net income                               7,060     5,460    13,614    11,782     28,400    23,639

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          31,289    27,633    64,067    60,936    119,346   119,800
    For Questar Gas                     27,051    26,011    65,382    68,275    107,418   114,854
    For other affiliated customers       7,549    10,993    12,407    17,809     32,395    47,267
      Total transportation              65,889    64,637   141,856   147,020    259,159   281,921

   Transportation revenue (per
      decatherm)                         $0.26     $0.26     $0.25     $0.23      $0.27     $0.23

Revenues were higher in the 3-, 6- and 12-month periods of 1998 due primarily to increased firm-transportation and firm-storage reservation charges. Questar Pipeline expanded working gas capacity by 5 Bcf at Clay Basin for a capital investment of $4 million. The expansion is expected to add about $3 million in annual storage revenues. Service of the new capacity began in the second quarter of 1998 and all new capacity was committed to long-term contracts.

Operating and maintenance (O & M) expenses were 1% lower in the second quarter 1998 when compared to the same period of 1997 due to capitalizing labor costs associated with developing computer systems.
O & M expenses were 5% higher in the first half of 1998 when compared to the prior year period due primarily to expenses associated with increased telecommunications and data processing for network and Year
2000 related activities among other projects. The Company continues efforts to resolve Year 2000 issues and expects that the expense of becoming Year 2000 compliant will not be material. O & M expenses were lower in the 12-month period ended June 30, 1998 due to cost efficiencies resulting from sharing services with an affiliated company. Questar Gas Company and Questar Pipeline share the costs of certain administrative, accounting, legal, engineering and related services under Questar Regulated Services.

The Regulated Services group recently completed a voluntary early retirement program that was effective July 31, 1998. The program reduced the regulated services work force by more than 10% or 177 employees, which will decrease future operating expenses. The costs associated with the early retirement program will be deferred and amortized over a five-year period in accordance with past regulatory treatment. The deferred annual charge is expected to be more than offset by lower labor-related costs.

Depreciation expense was lower in the 1998 periods. Other taxes were lower in the 3- and 6-month periods ended June 30, 1998 when compared with the same periods of 1997 as a result of property tax refunds and lower tax assessments.

Income from unconsolidated affiliates in the 1998 periods include the Company's share of earnings reported by TransColorado Gas
Transmission Co. The noncash earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $405,000 in the 3-month period, $723,000 in the 6-month period and $5,179,000 in the 12-month period ended June 30, 1998.

The effective income tax rate was 35.1% in the first half of 1998 compared with 37.4% in the first half of 1997 due to adjustments that reduced 1998 tax expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $7,749,000 in the first half of 1998 was 41% of the $18,822,000 reported for the same period in 1997 due primarily to changes in operating assets and liabilities associated with a timing difference in collecting receivables and a premium paid to redeem long-term debt.

Investing Activities

Capital expenditures were $20,761,000 in the first half of 1998 compared with $4,277,000 in the corresponding 1997 period. Capital expenditures for calendar year 1998 are estimated to be $162.1 million which includes $64.3 million for the Company's share of equity investments in TransColorado Gas Transmission and $43 million for purchase and initial reconditioning of an oil pipeline.
Construction of the 270-mile TransColorado pipeline began in late
July and Phase II is expected to be in service in the fourth quarter of 1998.

Financing Activities

Questar Corporation loans funds to the Company under a short-term arrangement.  As of June 30, amounts borrowed from Questar were
$63,300,000 in 1998 and $11,600,000 in 1997.   The Company retired
$20 million of its 9 7/8% debt in May of 1998 for a cash payment of
$23,386,000, which included a premium payment and interest due.
Capital expenditures for 1998 are expected to be financed from net cash provided from operating activities and short- and long-term debt including borrowings from Questar.


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


                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings.

     Questar TransColorado, Inc. (Questar TransColorado), a subsidiary of Questar Pipeline Company (the Company or Questar Pipeline) has intervened in two proceedings challenging the Bureau of Land
Management's (BLM) decision to allow the TransColorado pipeline project to proceed through a portion of the San Juan National Forest in Colorado. The San Juan Citizens Alliance (Alliance) has an appeal of the BLM's decision pending before the Interior Board of Land
Appeals. The appeal seeks to reverse the BLM's decision to allow the project to proceed and requests a stay of the agency's decision. The
Alliance has also filed a complaint in federal district court in Colorado. The complaint seeks declaratory and injunctive relief from both the BLM and Forest Service. The Alliance requests the court to declare that the BLM and Forest Service have violated the National
Environmental Policy Act and further requests the court to enjoin the construction of the TransColorado pipeline and award costs and attorney's fees to the Alliance. A recent motion made by the Alliance for a temporary restraining order and preliminary injunction was denied. In denying the motion, the federal judge found that the Alliance did not have a substantial likelihood of prevailing on the merits of the case and that the issuance of an injunction would cause significant economic harm to the TransColorado pipeline. It is unlikely that either action asserted by the Alliance will have any financial impact on Questar TransColorado or on the construction of the TransColorado pipeline. Construction of the project commenced in late July.

Item 5.  Other Information.

     The retirement of Michael E. Benefield, age 59, as an officer and employee of the Company effective July 31, 1998, led to a reorganization of responsibilities among the Company's executive officers. At the time of his retirement, Mr. Benefield was Vice
President, Business Development and Planning, for the Company and its affiliates, Questar Gas Company (Questar Gas) and Questar Regulated
Services Company (Regulated Services) and had served in this capacity since May of 1996. He had over 21 years of service with the Company and its affiliates in several capacities.

     Mr. S. C. Yeager, age 51, was named to serve as Vice President,
Business Development, for the Company, Questar Gas, and Regulated
Services.  Mr. Yeager had previously served Questar Gas as Vice
President and General Manager.  Mr. Gary W. DeBernardi, age 55, who
had formerly served as Vice President, Technical Support, was named to the position of Vice President, Technical Services, for the Company,
Questar Gas and Regulated Services.   Ms. Susan Glasmann, age 50,
resigned her position as Vice President, Business Support, and was appointed to serve as Vice President and General Manager of Questar
Gas.

     Messrs. D. N. Rose, Lowell F. Gill, S. E. Parks, and G. H.
Robinson will continue to serve in their positions as President and Chief Executive Officer; Vice President and General Manager; Vice
President, Treasurer, and Chief Financial Officer; and Vice President and Controller, respectively.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibit has been filed as part of this report:

     Exhibit No.    Exhibits

         10.1.      Letter of Understanding dated July 13, 1998, on
                    Issues Relating to Phase II of TransColorado between Questar TransColorado, Inc., and KN
                    TransColorado, Inc.

         10.2.      Annual Management Incentive Plan adopted by
                    Questar Pipeline Company, Questar Gas Company, and
                    Questar Regulated Services Company, as amended and restated effective May 19, 1998.

         10.3.      Questar Pipeline Company Deferred Compensation
                    Plan for Directors, as amended and restated effective May 19, 1998.

     (b)  The Company filed a Current Report on Form 8-K dated July 2,
1998 concerning its intent to purchase a crude oil pipeline from ARCO
Pipe Line Company and convert it to a natural gas pipeline.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                         (Registrant)


August 13, 1998                     /s/D. N. Rose
                                    D. N. Rose
                                    President and Chief Executive
                                     Officer


August 13, 1998                     /s/S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer



