Form 10-Q
period 1998-09-30
QUESTAR PIPELINE CO
filed 1998-11-13
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-14147

                             QUESTAR PIPELINE COMPANY
               (Exact name of registrant as specified in its charter)


       STATE OF UTAH                                               87-0307414
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah           84145-0360
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (801) 324-2400

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

           Class                        Outstanding as of September 30, 1998
Common Stock, $1.00 par value                      6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and
(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998       1997
                                     (In Thousands)
REVENUES                               $27,233   $25,889   $81,081   $78,517   $108,001  $104,707

OPERATING EXPENSES
  Operating and maintenance             10,491     8,981    29,984    27,526     39,792    38,333
  Depreciation                           3,794     3,758    10,109    10,969     13,937    14,726
  Other taxes                              697       705     1,885     2,120      2,581     2,146

    TOTAL OPERATING EXPENSES            14,982    13,444    41,978    40,615     56,310    55,205

    OPERATING INCOME                    12,251    12,445    39,103    37,902     51,691    49,502

INTEREST AND OTHER
    INCOME (EXPENSE)                       (13)      923       (89)    1,019        215     1,648

INCOME FROM UNCONSOLIDATED
    AFFILIATES                             944     4,092     2,094     4,018      2,705     3,988

DEBT EXPENSE                            (3,606)   (3,349)  (10,540)  (10,014)   (14,062)  (13,395)

    INCOME BEFORE INCOME TAXES           9,576    14,111    30,568    32,925     40,549    41,743

INCOME TAXES                             3,605     5,549    10,983    12,581     14,740    15,662

         NET INCOME                     $5,971    $8,562   $19,585   $20,344    $25,809   $26,081


See notes to financial statements


QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                     September 30,       December 31,
                                        1998      1997      1997
                                               (In Thousands)
ASSETS
Current assets
  Cash and short-term investments       $2,922      $288    $7,075
  Accounts receivable                   10,995     5,118    10,851
  Inventories                            2,217     2,273     2,303
  Other current assets                   1,590     1,805     2,035
    Total current assets                17,724     9,484    22,264

Property, plant and equipment          603,262   574,613   580,603
Less allowances for depreciation       211,643   205,007   202,427
    Net property, plant and equipment  391,619   369,606   378,176

Investment in unconsolidated
    affiliates                          66,564    25,217    26,977
Other assets                            12,957    13,404    10,147

                                      $488,864  $417,711  $437,564

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar
    Corporation                        $92,900   $10,600   $25,800
  Accounts payable and accrued
    expenses                            19,803    16,922    20,069
    Total current liabilities          112,703    27,522    45,869

Long-term debt                         114,577   134,558   134,563
Other liabilities                        4,267     5,817     4,523
Deferred income taxes                   63,171    60,727    62,298

Common shareholder's equity
  Common stock                           6,551     6,551     6,551
  Additional paid-in capital            82,034    82,034    82,034
  Retained earnings                    105,561   100,502   101,726
    Total common shareholder's equity  194,146   189,087   190,311

                                      $488,864  $417,711  $437,564

See notes to financial statements


QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     9 Months Ended
                                     September 30,
                                        1998      1997
                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                           $19,585   $20,344
  Depreciation                          11,063    11,781
  Deferred income taxes                    873       (45)
  Income from unconsolidated
    affiliates                          (2,094)   (4,018)
                                        29,427    28,062
  Change in operating assets and
     liabilities                        (2,931)    4,762

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES          26,496    32,824

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                    (22,319)  (11,533)
    Investment in unconsolidated
      affiliates                       (37,493)   (5,064)
      Total capital expenditures       (59,812)  (16,597)
   Costs of disposition of property,
      plant and equipment               (2,187)   (1,539)

      NET CASH USED IN INVESTING
        ACTIVITIES                     (61,999)  (18,136)

FINANCING ACTIVITIES
  Increase (decrease) in notes payable
     to Questar Corporation             67,100    (1,200)
  Decrease in long-term debt           (20,000)
  Payment of dividends                 (15,750)  (15,750)

      NET CASH PROVIDED FROM (USED
       IN) FINANCING ACTIVITIES         31,350   (16,950)

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                ($4,153)  ($2,262)


See notes to financial statements


QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Planned Purchase of a Pipeline

On June 25, 1998, the Company announced that it had reached an agreement in principle with ARCO Pipe Line Company to acquire an oil pipeline running from the Paradox producing basin of northwestern New Mexico to Long Beach, California. The purchase price of the line is $38 million. A subsidiary of Questar Pipeline expects to complete the purchase in the fourth quarter of 1998. The Company intends to convert this line to transport natural gas to customers in the Los Angeles basin. At this time, conversion is expected to add approximately $60 million to the total cost of the project and to be completed in 18-24 months.

Note 3 - Investment in Unconsolidated Affiliates

Questar Pipeline has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are as follows:

                                     9 Months Ended
                                     September 30,
                                       1998      1997
                                     (In Thousands)

Revenues                                $3,666    $2,697
Operating income (loss)                  1,306       (46)
Income before income taxes               4,668     7,982


Note 4 - Financing

Questar Pipeline filed a registration statement with the Securities and Exchange Commission for the issuance of up to $175 million in
medium-term notes effective September 2, 1998.   Questar Pipeline
issued $60.1 million of medium-term notes in October of 1998. The notes have a weighted average coupon rate of 6.15% and a weighted average maturity of 13 years. The net proceeds from the sale of these notes will be used to finance a portion of capital expenditures and repay a portion of short-term debt.

TransColorado Gas Transmission Co., a partnership in which Questar Pipeline owns a 50% interest in through a subsidiary, entered into a $200 million, three-year revolving credit facility on October 14, 1998. Questar Pipeline and KN Energy have guaranteed the repayment of their 50% proportionate share of the loan. Proceeds from this debt will be used to finance the construction of the TransColorado pipeline. The partnership had borrowed $75 million under this arrangement as of October 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 1998
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998       1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,578    $9,238   $27,731   $27,101    $36,973   $36,952
  From affiliates                       17,655    16,651    53,350    51,416     71,028    67,755
    Total revenues                     $27,233   $25,889   $81,081   $78,517   $108,001  $104,707
Operating income                       $12,251   $12,445   $39,103   $37,902    $51,691   $49,502
Net income                               5,971     8,562    19,585    20,344     25,809    26,081

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          33,052    30,912    97,119    91,848    121,486   120,210
    For Questar Gas                     15,001    13,217    80,383    81,492    109,202   114,036
    For other affiliated customers       7,227     9,753    19,634    27,562     29,869    43,522
      Total transportation              55,280    53,882   197,136   200,902    260,557   277,768

   Transportation revenue
     (per decatherm)                     $0.32     $0.32     $0.27     $0.25      $0.28     $0.24


Revenues were higher in the 3-, 9- and 12-month periods of 1998 due primarily to increased firm-transportation and firm-storage reservation charges. Firm-transportation revenues were approximately
$400,000 higher in the third quarter of 1998 and $1.8 million higher in the first nine months of 1998. The Company's firm-transportation capacity has increased in the past year. Questar Pipeline's expanded working gas capacity at Clay Basin was placed into service in the second quarter of 1998. The expansion adds approximately $3 million of revenues per year.

Operating and maintenance (O & M) expenses were higher in the 1998 periods presented when compared with the 1997 periods. The increase in 1998 O & M expenses was primarily the result of charges associated with compressor station maintenance particularly during the third quarter of 1998 and more than offset the labor-cost reductions from an early retirement program. Other activities incurring higher charges in 1998 include telecommunications and data processing for network and Year 2000 related activities. The higher charges for these activities occurred despite capitalizing labor costs associated with developing computer systems in the second quarter of 1998.

Questar Gas Company and Questar Pipeline share the costs of certain administrative, accounting, legal, engineering and related services provided by Questar Regulated Services. The Regulated Services group completed a voluntary early retirement program that was effective
July 31, 1998. The program reduced the regulated services work force by more than 10% or 177 employees. Questar Pipeline expects a $2 to $3 million per year reduction of O & M expenses as a result of this program.

Increased investment in capital projects has resulted in higher depreciation charges in 1998. However, the full impact of increased investment was partially offset by a downward adjustment of depreciation expense in the second quarter of 1998. Other taxes were lower in the 3- and 9-month periods ended September 30, 1998 when compared with the same periods of 1997 as a result of property tax refunds.

Income from unconsolidated affiliates in the 1998 periods include the Company's share of earnings reported by TransColorado Gas
Transmission Co. The noncash earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $1,369,000 in the 9-month period of 1998 compared with $4,042,000 in the corresponding 1997 period. An adjustment of a regulatory liability in the third quarter of 1997 increased other income by $642,000 and net income by approximately $400,000.

The effective income tax rate was 35.9% in the first nine months of 1998 compared with 38.2% for the same period in 1997 due to adjustments that reduced 1998 tax expenses.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $26,496,000 in the first nine months of 1998 was $6,328,000 less than the reported for the same period in 1997 due primarily to changes in operating assets and liabilities associated with a timing difference in collecting receivables and a premium paid to redeem long-term debt.

Investing Activities

Capital expenditures were $59,812,000 in the first nine months of 1998 compared with $16,597,000 in the corresponding 1997 period.
Capital expenditures for calendar year 1998 are estimated to be $121.5 million which includes $23.7 million for the Company's share of equity investments in TransColorado Gas Transmission and $38 million for purchase of an oil pipeline. Construction of the 270-mileTransColorado pipeline began in late July and Phase II is expected to be completed in the fourth quarter of 1998. Questar
Pipeline has invested $50.3 million in TransColorado to date including $37.5 million in 1998. Questar Pipeline expects a return of capital from TransColorado now that financing is in place.

Financing Activities

Questar Corporation loans funds to the Company under a short-term arrangement.  As of September 30, amounts borrowed from Questar were
$92.9 million  in 1998 and $10.6 million in 1997.   The Company
retired $20 million of its 9 7/8% debt in May of 1998 for a cash payment of $23,386,000, which included a premium payment and interest due.  In October 1998, the Company borrowed $60.1 million under its medium-term note program with a weighted average coupon rate of 6.15%
and a weighted average maturity of 13 years.  Capital expenditures for 1998 are expected to be financed with net cash provided from operating activities and short- and long-term debt including borrowings from Questar. Also in October 1998, TransColorado Gas
Transmission Co., a partnership, secured a $200 million
revolving-credit facility.  Future construction funding for the
TransColorado pipeline should be provided by the revolving-credit facility. The loan is guaranteed by Questar Pipeline and KN Energy.


Year 2000 Issues

Introduction

Questar (the Company) established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K).

The basic approach has been to provide corporate-wide management and coordination combined with distributed compliance responsibility at the various business units. The Y2K team is responsible for fostering awareness, establishing corporate-level, corporate-wide, strategy;
coordinating Questar action items and information; and providing periodic internal status reports. The composition of the team includes representation from each major Questar business unit. The effort is designed to be consistent with the prudent efforts of publicly traded companies of similar size, business, and complexity.

Questar InfoComm, Inc. (an affiliate which provides information technology services to other Questar affiliates) is responsible for Y2K compatibility of all communications systems, networks (LANs and WANs), corporate-wide applications and operating systems, mainframe commercial off-the-shelf products, and for developing, implementing and coordinating testing procedures.

General

Questar's Y2K team developed a written plan (the Plan) addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The
Company's in-house programmers and systems analysts are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist program management completion of coding for certain software programs. The general phases common to all business units are: (1) an inventory of Y2K items (both
IT and non-IT systems); (2) assignment of priorities to identified items; (3) assessment of the Y2K compliance of items determined to be material to the company; (4) repair or replacement of material items that are determined not to be Y2K compliant; (5) test material items;
and (6) design and implementation of contingency and business continuation plans for each organization and company location.
Implementation of the Plan is generally proceeding on schedule.

Status

On September 30, 1998, the inventory and priority assessment phases for each business unit had been completed, but they will continue to be monitored. Material items are those the Company believes to involve a risk to the safety of individuals; or may cause damage to property or the environment; or affect the Company's ability to provide gas production, transportation, and delivery.

The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users develop their own specific test procedures and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is now in operation and the first systems are being tested. Responsible system users are now in the process of developing their test plans and scheduling testing.

The infrastructure section of the Plan addresses hardware and systems software other than applications software. This effort is on schedule, and the Company estimates that approximately 50% of the activities related to the section had been completed as of September
30, 1998. The testing phase has commenced and will be ongoing as hardware or system software is remediated, upgraded or replaced.
Contingency planning for this section commenced in the third quarter of 1998. All infrastructure activities are expected to be completed by mid-1999.

The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and, where available from the supplier, the replacement of such software.
The Company estimates that the software conversion and replacement phase was more than 70% complete on September 30, 1998, and the remaining conversions and replacements are on schedule to be completed by July 1, 1999. The testing phase of this section, is scheduled for completion by the third quarter of 1999. The testing phase is conducted
as the software is remediated or replaced.   Contingency planning for this
section began in the third quarter of 1998 and is scheduled to be completed by mid-1999.

The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed Project teams to begin the detailed evaluations of the most critical third parties and to elicit the required information. The process of evaluating these external agents commenced in the third quarter of 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The
Company estimates that this section was behind schedule at September
30, 1998.

Inventory and assessment phases are in progress for non-IT systems.
This section of the Plan addresses the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that will present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off-line for testing. Despite these difficulties, the Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by year-end
1999. Contingency planning for this section began in the third quarter of 1998 and will be completed by year-end 1999.

Costs

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Year 2000 Project is approximately $4.5 million, with $2.3 million attributable to Questar
Gas Company and $.8 million attributable to Questar Pipeline Company.
This estimate does not include Questar's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. This expense estimate is expected to change as the Project progresses. Funds for the Project are included in existing operating budgets.

Risks

Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not great.

The 10-Q contains forward-looking statements about the future operations and expectations of Questar Pipeline Company. According to management, these statements are made in good faith and are reasonable representations of Questar Pipeline's expected performance at the time.
Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following exhibits have been filed as part of this report:

     Exhibit No.    Exhibits

        10.4.  Guaranty Agreement dated as of October 14, 1998, by
               Questar Pipeline Company in favor of Bank of America
               National Trust and Savings Association.

        10.5. Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly owned subsidiary, and ARCO Pipeline Company.

        12.    Ratio of earnings to fixed charges.

     (b)  The Company filed a Current Report on Form 8-K, dated August
31, 1998, during the third quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                              (Registrant)


November 13, 1998                  /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer


November 13, 1998                  /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer

