Form 10-K
period 1998-12-31
QUESTAR PIPELINE CO
filed 1999-03-30
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)

  x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1998 OR

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

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah84145-0360
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:(801) 324-5555

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               None
    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None
   SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                     9 7/8% Debentures due 2020
                     9 3/8% Debentures due 2021
   Medium Term Notes, Series A, 5.85% to 6.48% due 2008 to 2018

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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 29, 1999. $0.

     Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of March 29, 1999. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

     Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.


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

                             PART III

Items
10-13.  (Omitted)


                              PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

SIGNATURES


                             FORM 10-K
                        ANNUAL REPORT, 1998

                              PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Questar Pipeline Company ("Questar Pipeline" or the "Company") is an interstate pipeline company that transports and stores natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado. The Company is an affiliate of Questar Corporation ("Questar"), an integrated energy services holding company. As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act of 1938, as amended.

     Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company is involved in two partnerships, Overthrust Pipeline Company ("Overthrust"), and TransColorado Gas Transmission Company ("TransColorado").

     During 1998, the Company significantly expanded its potential transportation capacity. As TransColorado partners, wholly-owned subsidiaries of Questar Pipeline and KN Energy built the TransColorado pipeline project, which is a 292-mile pipeline that runs from western Colorado to northwestern New Mexico. The Company also acquired a 700-mile crude oil pipeline that extends from northern New Mexico to southern California, renamed the line "Southern Trails," and commenced the necessary regulatory and environmental proceedings to convert the line to transport natural gas.

     Questar Pipeline is a wholly-owned subsidiary of Questar Regulated Services Company ("Regulated Services"), which is a subholding company of Questar. Other entities within the Regulated Services group include Questar Gas Company ("Questar Gas"), a local distribution company, and, as of January 1, 1999, Questar Energy Services, Inc., an entity created to market additional services to utility customers. All Regulated Services companies are managed by a common group of officers, which increases administrative efficiency.

     The Company has significant business relationships with its affiliates, particularly Questar Gas. To serve the needs of its 663,400 customers in Utah, southwestern Wyoming, and southeastern Idaho, Questar Gas has reserved approximately 800,000 decatherms ("Dth") per day of firm transportation capacity on Questar Pipeline's transmission system. (A Dth is the amount of heat energy equal to 10 therms or one million British thermal units ("Btu")). Questar Gas has also contracted for 24 percent of the firm storage capacity available at Clay Basin and has storage contracts at the smaller storage reservoirs operated by Questar Pipeline.

     Questar Pipeline transports natural gas owned by Questar Gas and produced from properties operated by Wexpro Company ("Wexpro"), another affiliate, as well as some natural gas volumes purchased directly by Questar Gas from field producers and other suppliers. The Company also transports volumes that are marketed by Questar Energy Trading Company ("Questar Energy Trading"), another affiliated entity. The following diagram sets forth the corporate structure of the Company and certain affiliates:


Questar Corporation
  Questar Market Resources, Inc.
    Wexpro Company
    Questar Exploration and Production Company
    Celsius Energy Company
    Questar Energy Trading Company
    Questar Gas Management Company

  Questar Regulated Services Company
    Questar Pipeline
       Questar Line 90 Company
       Questar Transportation Services Company
       Questar Southern Trails Pipeline Company
       Questar TransColorado, Inc.
    Questar Gas Company
    Questar Energy Services, Inc.

  Questar InfoComm,Inc.


     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's core transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company ("CIG"); the middle segment of the Trailblazer Pipeline System ("Trailblazer") owned by Wyoming Interstate Company, Ltd. ("WIC"); The Williams Companies Inc. ("Williams"), including Kern River Gas Transmission Company ("Kern River"); and TransColorado. These connections have opened markets outside Questar Gas's service area and allow the Company to transport gas for others.

     The Company's transmission system includes 1,726 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines used to serve Questar Gas.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah.

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

     April 1, 1999 is the scheduled start-up date for the TransColorado pipeline project, a pipeline owned by TransColorado, in which the Company's subsidiary, Questar TransColorado, Inc., has a 50 percent interest. The $295 million project, which was originally announced in 1990, has a design capacity of 300 million cubic feet ("MMcf"), but will operate on a reduced basis until market demand improves and additional interconnecting facilities are constructed. The line originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. It was constructed to transport natural gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies, e.g., San Juan, to California and Midwestern markets through interconnections with major pipeline systems. At the present time, natural gas prices and the resulting lack of basis differentials between Rocky Mountain production and San Juan production require the TransColorado partners to discount transforation rates.

     Questar Pipeline acquired a 700-mile, 16-inch diameter oil pipeline from ARCO Pipeline Company during 1998. This line extends from the Four Corners area where the states of Arizona, New Mexico, Colorado, and Utah meet to Long Beach, California. After acquiring the line, the Company renamed it Southern Trails, conducted an open season to gauge customer interest, and filed the necessary application to obtain FERC certification. Converting the line to natural gas will require extensive environmental review. Questar Pipeline is handling the project on an expedited basis and expects the line to be in service by mid-2000. The Company believes that completion of the Southern Trails conversion will improve the ability to market capacity on TransColorado. Questar Pipeline's activities in conjunction with this project are conducted through its subsidiaries, Questar Line 90 Company and Questar Southern Trails Pipeline Company.


Transportation Service

     Questar Pipeline's largest transportation customer is its affiliate, Questar Gas. During 1998, the Company transported 107.5 million decatherms ("MMDth") for Questar Gas, compared to 110.3 MMDth in 1997. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

     Effective September 1, 1993, Questar Gas converted its firm sales capacity to firm transportation capacity on the Company's transmission system. Questar Gas has reserved capacity of about 800,000 Dth per day, or 74 percent of Questar Pipeline's reserved daily capacity. Questar Gas paid an annual reservation charge of approximately $50.7 million to the Company in 1998, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities.

     Questar Pipeline's transportation agreement with Questar Gas expires on June 30, 1999. The parties have agreed to extend the contract for three years, reflecting Questar Gas's growing peak-demand requirements and the Company's competitive rates.

     The Company recovers approximately 95 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than on the basis of the volumes actually transported. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices. The Company's revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

     The Company's total system throughput decreased from 264.3 MMDth in 1997 to 255.1 MMDth in 1998. This decrease was primarily attributable to lower transportation volumes for affiliated customers, which declined from 148.1 MMDth in 1997 to 134.4 MMDth in 1998. Despite the decrease in volumes, Questar Pipeline's transportation revenues increased by 3 percent between the two years, from $68.8 million in 1997 to $70.8 million in 1998 due to increased contract demand.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have limited opportunities for interruptible transportation services.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve customer services. During 1998, the Company completed a project begun in 1997 to install a 20-inch diameter line and associated facilities between Clay Basin and its major compressor complex located in Rock Springs in southwestern Wyoming. This project, which added 88 thousand decatherms ("MDth") of firm capacity, expanded Questar Pipeline's capacity to move gas north from Clay Basin and its southern system. The Company also installed new compression facilities on its southern system near Price, Utah. The new facilities, referred to as the Oak Spring compression facilities--added approximately 52 MDth of firm capacity.

     Through a special purpose subsidiary, Questar Transportation Services Company, Questar Pipeline is building a processing facility near Price, Utah, to extract carbon dioxide from gas produced from coal seams in the Ferron area. The gas volumes have a lower heating content than can be burned by appliances in Questar Gas's service area. Extracting the carbon dioxide increases the heating content of the volumes.

     The Company is also gauging interest in a project that would deliver coal-seam gas from the Ferron area to an interconnection on the Kern River line in central Utah. The project involves looping existing lines owned by Questar Pipeline.

Storage

     Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. During 1998, the storage facility at Clay Basin was expanded by 5 billion cubic feet ("Bcf") of working gas and 2.5 Bcf of cushion gas, bringing total storage capacity to 117.5 Bcf. (Working gas is gas that is injected and withdrawn for customers, while cushion gas remains in the reservoir.) Clay Basin has been operational since 1977 and has been successfully expanded several times.

     Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 Bcf of working gas capacity at Clay Basin. Other large customers include Williams; Washington Natural Gas Company, a distribution utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

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

     The Company's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to approval by the FERC.

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

     Questar Pipeline does not currently plan to file a general rate case in 1999 and has no open rate case issues before the FERC. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     In July of 1998, the FERC issued a Notice of Proposed Rulemaking ("NOPR") in Docket No. RM98-10-000, seeking comments on a wide range of issues relating to competition in short-term transportation markets. The NOPR includes proposed rules requiring pipelines to report and auction all unused daily capacity and to provide shippers with greater operational flexibility. In a companion Notice of Inquiry issued at the same time, the FERC proposed permitting incentive-based rate alternatives to cost-based rates for long-term service. Both regulatory initiatives indicate that the FERC is continuing to push for competitive conditions within the transportation industry and to view transportation capacity as a commodity, even as it subjects pipelines to additional regulation.
The Company is closely monitoring the FERC's rulemaking proceedings, but maintains that it is too early to speculate concerning final rules and to measure the impact of any final rules on Questar Pipeline's operation.

     Questar Pipeline recently amended its FERC application for the Southern Trails project to obtain "optional" certification because it did not demonstrate, to the satisfaction of the FERC staff, sufficient evidence of market support, i.e., signed contracts with shippers, for the project and did not want to delay commencement of the necessary regulatory and environmental review. When proposing and building new pipeline projects under the optional-certificate process, the Company is generally at full risk for changes in market conditions.

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

Competition

     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

     The Company has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, has been expanded in response to interest from customers, and is fully subscribed by firm-service customers under contracts that are generally long-term in nature. Questar Pipeline intends to take advantage of these assets by increasing its "intra hub" capacity or its ability to quickly and reliably move gas volumes between receipt and delivery points and by continuing to review opportunities to increase its storage capacity and services.

     Questar Pipeline has a strong commitment to increase its presence in other parts of the western United States as witnessed by its participation in the TransColorado pipeline project and by its acquisition of direct transportation capacity that reaches California markets. The Company's ability to compete with other pipelines is affected by natural gas prices in the supply basins connected to its pipeline compared to prices in other basins connected to competing pipelines. Questar Pipeline's ability to contract with industrial customers in California for capacity on the Southern Trails line is affected by regulatory provisions that protect local distribution companies in California. The Company's future success in new markets may be affected by its ability to compete with other entities that are often larger and possess greater resources.

Employees

     As of December 31, 1998, the Company and its subsidiaries had 122 employees, compared to 164 as of the end of 1997. This decrease reflects the early retirement program offered to eligible employees during 1998 and some reorganization activities within the Regulated Services group. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

     There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. See Note 8 to the financial statements for additional information concerning transactions between the Company and its affiliates.

     The Company obtains data processing and communication services from another affiliate, Questar InfoComm,Inc., under the terms of a written agreement. Regulated Services, the Company's parent, has employees who perform administrative, engineering, accounting, marketing, budget, tax, regulatory affairs, and legal services for all entities within it, including Questar Pipeline. Questar also provides certain administrative services, governmental affairs, financial, and audit, to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS

     Questar Pipeline is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

     The Company and some of its affiliates have been named as defendants in a lawsuit filed under the federal false claims act by an individual engaged in natural gas production. The case is one of 77 substantially similar cases filed contemporaneously by this producer against pipelines and their respective affiliates, in which the producer alleges mismeasurement of the heat content of natural gas volumes and the understatement of the value of gas on which royalty payments are due the federal government. The complaint also claims treble damages and seeks imposition of civil penalties. The producer's complaint does not include a request for any specific damages. Management believes that the producer's allegations and claims against Questar Pipeline do not have merit.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
*CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural Gas Transmission - Questar Pipeline conducts natural gas transmission and storage operations. Following is a summary of financial results and operating information:

                                          Year Ended December 31,
                                        1998        1997        1996
                                         (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                        $70,824     $68,837     $67,656
  Storage                                36,463      34,410      34,280
  Other                                   1,270       2,190       2,242
        Total revenues                  108,557     105,437     104,178

Operating expenses
  Operating and maintenance              38,832      37,334      39,959
  Depreciation and amortization          13,927      14,797      14,206
  Other taxes                             2,600       2,816       2,519
        Total expenses                   55,359      54,947      56,684
          Operating income              $53,198     $50,490     $47,494

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers          120,747     116,215     131,895
    For Questar Gas                     107,501     110,311     100,161
    For other affiliated customers       26,878      37,797      44,327
       Total transportation             255,126     264,323     276,383
   Transportation revenue (per dth)       $0.28       $0.26       $0.24
Clay Basin storage, working gas-
    capacity (in Bcf)                      51.3        46.3        46.3

Revenues were $3,120,000 higher in 1998 when compared with 1997 as a result of increasing firm-transportation reservation fees and expanding firm-storage capacity. Revenues increased $1,259,000 or 1% in 1997 when compared with 1996 as a result of adding firm-transportation contracts. The new contracts cover several short-haul portions of the pipeline.

Transportation revenues were $1,987,000 higher in 1998 when compared with 1997 as a result of higher average firm-transportation fees. However, transportation volumes declined by 3% from 1997. Marketing programs continue to seek replacement of customers that leave the system. As of December 31, 1998, approximately 76% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. The remaining 24% of transportation system capacity, which has multiple delivery points, is available for interruptible or short-term firm transportation.

Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 800,000 dth per day, representing 74% of the total reserved daily-transportation capacity at December 31, 1998. This contract, which accounts for 79% of the demand charges collected by Questar Pipeline, expires June 30, 1999. Management has extended the contract and does not believe that the contract will have a material impact on the results of operations, financial position or cash flows of Questar Pipeline.

Questar Pipeline expanded working gas capacity at its Clay Basin underground storage facility in 1998 by 5 Bcf to 51.3 Bcf. Questar Pipeline was able to sign-up customers for the new capacity under long-term commitments. The expansion, which began service in May 1998, added $2,026,000 to 1998 revenues. Customers pay a fixed fee to reserve firm-storage capacity. Storage revenues were flat in 1997 when compared with 1996. Storage capacity at the end of 1998 was 100% subscribed and about 76% of the contractual volumes had remaining terms of at least 10 years. Questar Gas has reserved 24% of firm-storage capacity for at least 10 years.

Questar Pipeline's operating and maintenance expenses increased 4% in 1998 compared with 1997 due primarily to expansion of data processing and telecommunications networks and more general maintenance and repair projects. However, labor costs were $750,000 lower in 1998 due to a reduction in the number of employees. An early-retirement program was offered to employees of Regulated Services effective July 31, 1998. Operating and maintenance expenses decreased 7% in 1997 because of cost-containment measures and reduced labor and related costs. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications.

Increased investment in capital projects has resulted in higher depreciation charges in 1998. However, the full impact of increased investment was partially offset by a downward adjustment of depreciation expense in the second quarter of 1998. Other taxes were lower in the 12-month period ended December 31, 1998 compared with the same period of 1997 as a result of property tax refunds. Other income was substantially lower in the 1998 compared with the 1997 period due to not repeating gains on selling properties and an adjustment of a regulatory liability as a result of transferring the gathering division.

Debt expense was higher in 1998 compared with 1997 because of additional long-term borrowings. In 1998, the Company borrowed $88.4 million under its medium-term note program with a weighted average coupon rate of 6.14% and a weighted average maturity of 12.6 years.

Questar Pipeline has a 50% ownership interest in a partnership that constructed the 270-mile Phase II of the TransColorado Pipeline in western Colorado and northwestern New Mexico. Construction of Phase II began in July 1998 and was substantially completed at December 31, 1998. The in-service date for Phase II is expected to be April 1999. With completion of Phase II, Questar Pipeline will acquire El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project with KN Energy.

The 292-mile pipeline cost approximately $295 million, including the costs of Phase I. During its startup period, the pipeline's capacity is expected to be about 138 MMcf per day. Pipeline capacity will be increased to its designed capacity of 300 MMcf per day by adding compression as load requirements develop. The two owners have agreed to contract for some capacity at a discounted rate during the first three years of operation. However, the cost of operating the pipeline during this period is expected to exceed the revenue for transporting gas. The pipeline has a tariff rate of $.40 per dth, but likely will be required to offer discounts to shippers during the first several years of service because of competitive market conditions. A major factor is the differential in gas prices between the San Juan basin and the Rocky Mountains. The differential is generally seasonal with higher prices occurring during the summer to meet demand for electricity generation.

TransColorado Gas Transmission Co., a partnership in which Questar Pipeline owns a 50% interest through a subsidiary, entered into a $200 million, three-year revolving credit facility on October 14, 1998. Questar Pipeline and KN Energy have each guaranteed the repayment of their proportionate share of the loan. Proceeds from this debt were used to finance the construction of the TransColorado pipeline. The partnership had borrowed $160 million under this arrangement as of December 31, 1998.

A subsidiary of Questar Pipeline, Questar Line 90 Company, purchased an oil pipeline extending from the Paradox producing basin of northwestern New Mexico to Long Beach, California, in 1998 for $38 million. The Company intends to convert this line, named the Southern Trails Pipeline, to transport natural gas to customers in the Los Angeles basin. At this time, conversion and compression facilities are expected to add approximately $117 million to the total cost of the project and to be in-service by mid-2000. The pipeline capacity is expected to be 120 MMdth per day after modifications. Questar Pipeline plans to connect the Southern Trails Pipeline to the TransColorado and other pipelines.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities was $60,983,000 in 1998, $43,236,000 in 1997 and $46,710,000 in 1996. Net cash provided from operating activities increased 41% in 1998 compared with 1997 due primarily to timing of payment of accounts payable associated with pipeline construction.

Investing Activities

Following is a summary of capital expenditures for 1998, 1997 and a forecast of 1999 expenditures:

                            1999
                         Estimated      1998        1997
                        (In Thousands)

Transmission system         $26,100     $21,395     $19,622
Storage                       1,700       6,284       1,399
Partnerships                 10,200      26,000       6,214
Southern Trails Pipeline     30,000      39,471
CO2 plant                    12,800      16,259
General                       8,200       4,909       5,361
                            $89,000    $114,318     $32,596

In 1998, transmission included the purchase of a 700-mile pipeline, substantial completion of construction of Phase II of the TransColorado Pipeline, initial construction of a CO2 plant, replacement and expansion projects on sections of existing transmission lines and expansion of the Clay Basin storage reservoir.

Financing Activities

Questar Pipeline funded 1998 capital expenditures and dividend payments primarily with the proceeds from net cash provided from operating activities, amounts borrowed under a medium-term note program and an increase in notes payable to Questar. Forecasted 1999 capital expenditures of $89 million are expected to be financed from net cash flow provided from operations and additional borrowings under the medium-term note program and from Questar. The Company retired $20 million of its 9 7/8% debt in May of 1998 for a cash payment of $23,386,000, which included a premium payment and interest due.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar at December 31 totaled $38,000,000 with an interest rate of 5.71% in 1998 and $25,800,000 with an interest rate of 6.02% in 1997.

Questar Pipeline's capital structure at year-end 1998 was 51% long-term debt and 49% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.


Year 2000

Introduction

     Questar Pipeline is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 ("Y2K").

     In a coordinated effort with Questar Corporation's Y2K project team, the basic approach is to provide company-wide management and coordination combined with distributed compliance responsibility at the various business units. The Y2K team is responsible for fostering awareness; establishing company-wide strategy; coordinating Questar Pipeline action items and information; and providing periodic internal status reports. The effort is designed to be consistent with the Questar Corporation's Y2K project and the prudent efforts of publicly traded companies of similar size, business, and complexity.

     Questar InfoComm, Inc. (an affiliate which provides information technology services) is responsible for Y2K compatibility of all communications systems; networks (LANs and WANs); corporate-wide applications and operating systems; mainframe resident commercial off-the-shelf products; and for developing, implementing and coordinating testing procedures.

General

     The Y2K team operates under a written plan (the "Plan") addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The Company's in-house programmers and systems analysts (including those of Questar InfoComm, Inc.) are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist with project management and completion of coding for certain software programs. The general phases common to all business units are:

     (1) Inventory
     (2) Prioritization
     (3) Project start-up
     (4) Assessment
     (5) Remediation
     (6) Testing; and
     (7) Project closeout.

Implementation of the Plan is generally proceeding on schedule.

Status

     Inventory and Assessment. The inventory and assignment of priority was essentially completed in April 1998. Throughout the ongoing Y2K project, these inventory listings continue to be monitored. Material items were defined as those the Company believed to involve a risk to the safety of individuals; or which may cause damage to property or the environment; or which may affect the Company's ability to provide transportation.

     Projects Planning. Based on the inventory and determined priorities, 35 individual items have been combined into 2 projects. Project managers have been assigned, standard project documentation has been established, training sessions are being held with the various project managers, and standard management reporting forms have been devised and are being utilized. All of the foregoing activities comprise what has been defined as "project start-up."

     Applications Software. The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and the replacement of such software. The testing phase of this section is scheduled for completion by the third quarter of 1999. The testing phase is conducted as the software is remediated or replaced. Currently there are 2 projects identified in this section, both in assessment. Contingency planning for this section began in the third quarter of 1998 and is scheduled to be completed by mid-1999.

     Non-IT Equipment. Inventory and assessment phases are in progress for non- IT systems. This section of the Plan is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off-line for testing. Because of this, the Company has engaged the services of a consultant, Stone & Webster, to help with this effort. The Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by third quarter 1999. As of December 31, 1998, the embedded chip project is active and in the assessment phase. Contingency planning for this section began in the third quarter of 1998 and is scheduled to be completed by year end 1999.

     Testing. The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users and project managers develop their specific test plans and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is in operation. Responsible project managers and system users continue to develop their test plans and schedule testing in the facility.

     Critical Third Parties. The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed project teams which have begun the detailed evaluation of the most critical third parties and to elicit required information. The process of evaluating these external agents commenced in the third quarter of 1998 and first contacts with vendors have been made. This process is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The Company estimates that this section was on schedule at December 31, 1998.

Costs

     The total cost associated with efforts to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Y2K project is $1.0 million. This estimate does not include Questar Pipeline's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. The expense estimate is expected to change as the project progresses. Funds for the project are included in existing operating budgets.

Risks

     Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem - resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems - the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not significant.

Forward-Looking Statement

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

  3.* Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

  3.3.* Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 1992.)

  4.1.*2 Indenture dated June 1, 1990, for 9-7/8% Debentures due 2020, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1990.)

  4.2.*2 Indenture dated as of June 1, 1991, for 9-3/8% Debentures due
         June 1, 2021, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1991.)

  4.3.* Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No.
         4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

  10.1.*1,3Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*4Annual Management Incentive Plan adopted by Questar Pipeline
         Company, Questar Gas Company, and Questar Regulated Services Company, as amended and restated effective May 19, 1998. (Exhibit No. 10.7. to Form 10-Q Report for quarter ended June 30, 1998.)

  10.3.* Partnership Agreement for the TransColorado Gas Transmission
         Company dated July 1, 1997, between KN TransColorado, Inc. and Questar TransColorado, Inc. (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

  10.4.* Letter of Understanding dated July 13, 1998, on Issues
         Relating to Phase II of TransColorado between Questar
         TransColorado, Inc. and KN TransColorado, Inc.  (Exhibit No.
         10.1. to Form 10-Q Report for quarter ended June 30, 1998.)

  10.5.*5Firm Transportation Service Agreement with Mountain Fuel
         Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 through June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*5Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*5Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.*5Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

  10.9.*4Questar Pipeline Company Deferred Compensation Plan for
         Directors, as amended and restated May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for quarter ended June 30,
         1998.)

  10.10.*Agreement for the Transfer of Assets between Questar Pipeline
         Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

  10.11.*Guaranty Agreement dated as of October 14, 1998, by Questar
         Pipeline Company in favor of Bank of America Trust and Savings Association. (Exhibit No. 10.4. to Form 10-Q Report for quarter ended September 30, 1998.)

  10.12.*Asset Purchase Agreement dated October 23, 1998, between
         Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

  12.    Ratio of Earnings to Fixed Charges.

  21.    Subsidiary Information.

  23.    Consent of Independent Auditors

  24.    Power of Attorney.

  27.    Financial Data Schedule.
_______________

     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     1The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     2First Security Bank, N.A., serves as the successor trustee.

     3The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company and Tennessee Overthrust Gas Company as partners.

     4Exhibit so marked is management contract or compensation plan or arrangement.

     5Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1998.



                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1998

                     QUESTAR PIPELINE COMPANY

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Pipeline Company are included in Item 8:

     Consolidated statements of income -- Years ended December 31, 1998, 1997 and 1996

     Consolidated balance sheets -- December 31, 1998 and 1997

     Consolidated statements of cash flows -- Years ended December 31, 1998, 1997 and 1996

     Consolidated statements of shareholder's equity -- Years ended
December 31, 1998, 1997                                          and
1996

     Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                  Report of Independent Auditors



Board of Directors
Questar Pipeline Company

We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 1998 and 1997, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Salt Lake City, Utah
February 8, 1999


QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                             1998        1997        1996
                                                 (In Thousands)
REVENUES
  From unaffiliated customers                $37,156     $36,343     $38,837
  From affiliates                             71,401      69,094      65,341
    TOTAL REVENUES                           108,557     105,437     104,178

OPERATING EXPENSES
  Operating and maintenance                   38,832      37,334      39,959
  Depreciation                                13,927      14,797      14,206
  Other taxes                                  2,600       2,816       2,519
    TOTAL OPERATING EXPENSES                  55,359      54,947      56,684

    OPERATING INCOME                          53,198      50,490      47,494

OTHER  INCOME                                     78       1,323       1,798

INCOME FROM UNCONSOLIDATED
    AFFILIATES                                 4,011       4,629         182

DEBT EXPENSE                                 (14,456)    (13,536)    (13,416)

    INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME
       TAXES                                  42,831      42,906      36,058

INCOME TAXES                                  14,940      16,338      13,415

    INCOME FROM CONTINUING
       OPERATIONS                             27,891      26,568      22,643

DISCONTINUED OPERATIONS - Questar
    Gas Management Company                                             1,495

       NET INCOME                            $27,891     $26,568     $24,138

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                         December 31,
                                                         1998        1997
                                                       (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                         $9,990      $7,075
  Accounts receivable                                     20,234       9,535
  Accounts receivable from affiliates                      1,070       1,316
  Inventories, at lower of average
    cost or market                                         2,203       2,303
  Prepaid expenses and deposits                            1,714       2,035
    TOTAL CURRENT ASSETS                                  35,211      22,264

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                           323,953     306,486
  Storage                                                221,220     213,264
  General and intangible                                  44,428      40,093
  Construction work in progress                           80,855      20,760
                                                         670,456     580,603
  Less allowances for depreciation                       215,589     202,427
    NET PROPERTY, PLANT AND EQUIPMENT                    454,867     378,176


INVESTMENT IN UNCONSOLIDATED
    AFFILIATES                                            54,712      26,977

OTHER ASSETS
  Income taxes recoverable from customers                  4,359       4,552
  Unamortized costs of reacquired debt                     4,717       2,564
  Other                                                    3,430       3,031
     TOTAL OTHER ASSETS                                   12,506      10,147


                                                        $557,296    $437,564


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Notes payable to Questar                               $38,000     $25,800
  Accounts payable and accrued expenses
    Accounts and other payable                            42,882      14,069
    Accounts payable to affiliates                         3,744       3,633
    Federal income taxes                                     383          62
    Other taxes                                            3,039       1,229
    Accrued interest                                         999       1,076
       Total accounts payable and
         accrued expenses                                 51,047      20,069
    TOTAL CURRENT LIABILITIES                             89,047      45,869

LONG-TERM DEBT                                           202,991     134,563

OTHER LIABILITIES                                          4,546       4,523

DEFERRED INCOME TAXES                                     63,510      62,298

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                       6,551       6,551
  Additional paid-in capital                              82,034      82,034
  Retained earnings                                      108,617     101,726
    TOTAL COMMON SHAREHOLDER'S EQUITY                    197,202     190,311


                                                        $557,296    $437,564

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                      Additional
                                            Common     Paid-in     Retained
                                            Stock      Capital     Earnings
                                                     (In Thousands)
Balance at January 1, 1996                    $6,551     $82,034    $136,020
  1996 net income                                                     24,138
  Cash and other dividends                                           (64,250)
Balance at December 31, 1996                   6,551      82,034      95,908
  1997 net income                                                     26,568
  Cash dividends                                                     (20,750)
Balance at December 31, 1997                   6,551      82,034     101,726
  1998 net income                                                     27,891
  Cash dividends                                                     (21,000)
Balance at December 31, 1998                  $6,551     $82,034    $108,617

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                             1998        1997        1996
                                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                                 $27,891     $26,568     $24,138
  Depreciation                                14,977      15,886      16,291
  Deferred income taxes                        1,212       1,526         388
  Income from unconsolidated affiliates,
     net of cash distributions                (1,735)     (4,413)       (182)
  Income from discontinued operations                                 (1,495)
                                              42,345      39,567      39,140
  Changes in operating assets and liabilities
    Accounts receivable                      (10,453)     (3,068)      5,923
    Federal income taxes                         321         508        (799)
    Prepaid expenses and deposits                321         (97)        219
    Accounts payable and accrued expenses     28,847       4,851       2,783
    Other                                       (398)      1,475        (556)
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                 60,983      43,236      46,710

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
       and equipment                         (88,318)    (26,382)    (20,958)
    Other investments                        (26,000)     (6,214)     (2,850)
      Total capital expenditures            (114,318)    (32,596)    (23,808)
  Proceeds from (costs of) disposition
    of property, plant and equipment          (3,350)        635         343
      NET CASH USED IN INVESTING
         ACTIVITIES                         (117,668)    (31,961)    (23,465)

FINANCING ACTIVITIES
  Change in notes receivable
     from Questar Gas Management                                      16,692
  Change in notes payable to Questar          12,200      14,000      (3,400)
  Long-term debt issued                       88,400
  Long-term debt repaid                      (20,000)
  Payment of dividends                       (21,000)    (20,750)    (35,000)
     NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                  59,600      (6,750)    (21,708)
          Change in cash and
             short-term investments            2,915       4,525       1,537
   Beginning cash and
     short-term investments                    7,075       2,550       1,013
     ENDING CASH AND SHORT-TERM
       INVESTMENTS                            $9,990      $7,075      $2,550

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the Company or Questar Pipeline). The Company is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (Questar Gas) and Questar Energy Services. Questar Pipeline provides storage and interstate transportation of natural gas. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates: Questar Pipeline has a 54% interest in the Overthrust Pipeline partnership, and is the operator of the Overthrust Segment of the Trailblazer Pipeline System. Approval of all partners is required for all substantive policy matters. Questar Pipeline has a 50% ownership interest in a partnership that constructed Phase II of the TransColorado pipeline in western Colorado. With completion of Phase II, Questar Pipeline will acquire El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project. The Company uses the equity method to account for investments in which it does not have control. Generally, its investments in affiliates equal the underlying equity in net assets.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3% to 33% per year and averaging 3.2% in 1998.

Allowance for Funds Used During Construction:  The Company
capitalized the cost of capital during the construction period of plant and equipment, which amounted to $686,000 in 1998, $387,000 in 1997 and $542,000 in 1996.

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

Reclassification: Certain reclassifications were made to the 1997 and 1996 financial statements to conform with the 1998 presentation.


Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, through its subsidiaries, has interests in partnerships accounted for on the equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized information of the partnerships follow:

                                            1998        1997        1996
                                         (In Thousands)
Year Ended December 31,
Revenues                                      $7,958      $6,302      $4,179
Operating income                               3,209       1,927         870
Income                                         8,601      10,122         552

At December 31,
   Current assets                            $12,933      $5,291      $5,358
Total assets                                 293,034      75,370      57,455
Current liabilities                           21,751      20,333      13,579
Total liabilities                            181,967      20,504      13,749

Note 3 - Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar at December 31 totaled $38,000,000 with an interest rate of 5.71% in 1998 and $25,800,000 with an interest rate of 6.02% in 1997.

Questar Pipeline filed a registration statement with the Securities and Exchange Commission for the issuance of up to $175 million in medium-term notes effective September 2, 1998.
Questar Pipeline issued $88.4 million of medium-term notes in 1998. The notes have a weighted average coupon rate of 6.14% and a weighted average maturity of 12.6 years.

The details of long-term debt at December 31 were as follows:

                                             1998        1997
                                               (In Thousands)

  Medium-term notes 5.85% to 6.48%,
    due 2008 to 2018                         $88,400
  9 3/8% debentures due 2021                  85,000     $85,000
  9 7/8% debentures due 2020                  30,000      50,000
    Total long-term debt outstanding         203,400     135,000
  Less unamortized debt discount                 409         437
                                            $202,991    $134,563

The Company repurchased $20 million of its 9 7/8% debt in 1998. Sinking fund redemption of the 9 3/8% debt begins in 2002 in the amount of $4,250,000. There are no debt provisions restricting the payment of dividends. Cash paid for interest was $14,761,000 in 1998, $13,351,000 in 1997 and $13,227,000 in 1996.

At December 31, 1998, Questar Pipeline guaranteed $80 million of long-term debt borrowed by TransColorado Gas Transmission Company.


Note 4 - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                             1998                    1997
                                          Carrying    Estimated   Carrying     Estimated
                                            Amount    Fair Value    Amount     Fair Value
                                         (In Thousands)
Financial assets
    Cash and short-term investments           $9,990      $9,990      $7,075        $7,075
Financial liabilities
    Short-term loans                          38,000      38,000      25,800        25,800
    Long-term debt                           202,991     218,309     134,563       150,675

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the fair value of long-term debt is based on quoted market prices. Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities.

Credit Risk: Questar Pipeline's primary market areas are the Rocky Mountain and southwestern regions of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures and loss reserves have adequately provided for usual and customary credit-related losses.


Note 5 - Income Taxes

The components of income taxes for years ended December 31 were as follows:

                                             1998        1997        1996
                                                     (In Thousands)
  Federal
    Current                                  $12,341     $13,247     $11,663
    Deferred                                   1,257       1,273         700
  State
    Current                                    1,108       1,542         998
    Deferred                                     234         276          54
                                             $14,940     $16,338     $13,415

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes is explained as follows:

                                             1998        1997        1996
                                         (In Thousands)
  Income from continuing operations
    before income taxes                      $42,831     $42,906     $36,058

  Federal income taxes at statutory rate     $14,991     $15,017     $12,620
  State income taxes, net of federal
    income tax benefit                           872       1,204         703
  Prior years' tax settlement                   (388)        134         146
  Other                                         (535)        (17)        (54)
    Income tax expense                       $14,940     $16,338     $13,415

Effective income tax rate                       34.9%       38.1%       37.2%

Significant components of the Company's deferred tax liabilities and assets at December 31 were as follows:

                                             1998        1997
                                              (In Thousands)
Deferred tax liabilities
  Property, plant and equipment              $57,033     $58,131
  Other                                        6,879       4,767
    Total deferred tax liabilities            63,912      62,898

Deferred tax assets                              402         600
    Net deferred tax liabilities             $63,510     $62,298

Cash paid for income taxes was $13,004,000 in 1998, $13,844,000 in 1997 and $13,797,000 in 1996.


Note 6 - Rate Matters, Litigation and Commitments

Questar Pipeline last filed a general rate case in 1995. The
Company was granted an 11.75% return on equity in its last FERC rate proceeding. Currently, Questar Pipeline does not plan to file a general rate case in 1999.

A subsidiary of Questar Pipeline, Questar Southern Trails Pipeline Company, filed an application with the FERC in January 1999 requesting permission to convert a 700-mile crude oil pipeline, extending from New Mexico to Long Beach, California, to carry natural gas. The application also seeks authority to install required compression equipment and to upgrade the system to carry 120 MMdth of gas per day.

In an order issued March 2, 1998, in FERC Docket No. IN97-1, the FERC found that Questar Pipeline was not liable for any refunds related to charges paid by Questar Gas to Questar Pipeline for rendering gathering services from 1988 through 1992. The FERC had investigated whether Questar Pipeline may have violated a provision of the Natural Gas Act and its tariff by charging gathering rates higher than the rates specified in Questar Pipeline's tariff.

Questar Pipeline and some of its affiliates have been named as defendants in a lawsuit filed under the federal false claims act by an individual who is engaged in natural gas production. The case is one of 77 substantially similar cases filed contemporaneously by this producer against pipelines and their respective affiliates, in which the producer alleges mismeasurement of the heat content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint also claims treble damages and seeks imposition of civil penalties. The producer's complaint does not include a request for any specific monetary damages. Management believes that the producer's allegations and claims against the Company do not have merit. The outcome of the case cannot be predicted at this time.

There are various other legal proceedings against Questar Pipeline. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Note 7 - Employment Benefits

Pension Plan: Substantially all of Questar Pipeline's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on years of service and the employee's 72-pay period interval of highest earnings during the ten years preceding retirement. It is Questar's policy to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations.

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1998, Questar's fair value of plan assets exceeded the net benefit obligation.

Eligible employees in Regulated Services were offered an early-retirement program that was effective July 31, 1998. Enhanced benefits were paid to 178 employees taking advantage of
the offer.   Costs associated with the early-retirement program
are being amortized over a five-year period in accordance with anticipated regulatory treatment.

Pension cost was $382,000 in 1998, $520,000 in 1997 and $974,000 in 1996.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Pipeline pays a portion of postretirement health-care costs benefits as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. Costs of postretirement benefits other than pensions were $69,000 in 1998, $257,000 in 1997 and $666,000 in
1996. The FERC allows rate-recovery of future postretirement benefits costs to the extent that contributions are made to an external trust.

Questar Pipeline's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: Questar Pipeline recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The FERC allowed Questar Pipeline to recover $138,000 per year in 1996, 1997 and 1998 on the condition that the amounts were deposited in an external trust.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (ESOP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes matching contributions of Questar common stock to the ESOP of approximately 75%, increasing to 80% in 1999, of the employees' purchases and contributes an additional $200 of common stock in the name of each eligible
employee.   The Company's expense and contribution to the plan was
$302,024 in 1998, $348,000 in 1997and $531,000 in 1996.


Note 8 - Related Party Transactions

Regulated Services began providing administrative, technical and accounting support in 1997 and legal and regulatory support in 1998. Regulated Services charged Questar Pipeline $15,271,000 in 1998 and $12,895,000 in 1997. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $67,528,000 in 1998, $64,924,000 in 1997 and
$61,146,000 in 1996. The Company also received revenues from other affiliated companies totaling $3,873,000 in 1998, $4,170,000 in 1997 and $4,195,000 in 1996.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services which totaled $2,173,000 in 1998, $2,748,000 in 1997 and $3,045,000 in 1996. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. The
Company paid Questar InfoComm $10,548,000 in 1998, $9,458,000 in
1997 and $7,155,000 in 1996.

Questar Pipeline has a 13-year lease with Interstate Land, an affiliate, for some space in an office building located in Salt
Lake City, Utah. The annual lease payment for the next five years is $1,155,000.

The Company received interest income from Questar of $11,000 in 1997 and $609,000 in 1996 and incurred debt expense to Questar of $2,420,000 in 1998, $348,000 in 1997and $158,000 in 1996.


Note 9 - Discontinued Operations - Gathering Division Spin Down and Transfer

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC on February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded. Questar Pipeline's financial statements for 1996 and 1995 were restated, reflecting gas-gathering operations as a discontinued business segment.


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

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


  /s/ D. N. Rose              President & Chief Executive Officer;
 D. N. Rose                   Director (Principal Executive Officer)


  /s/ S. E. Parks             Vice President, Treasurer and Chief
 S. E. Parks                  Financial Officer (Principal
                              Financial Officer)


  /s/ G. H. Robinson          Vice President and Controller
 G. H. Robinson               (Principal Accounting Officer)


*R. D. Cash                   Chairman of the Board; Director
*U. Edwin Garrison            Director
*Marilyn S. Kite              Director
*Scott S. Parker              Director
*D. N. Rose                   Director



March 29, 1998                *By  /s/ D. N. Rose
  Date                             D. N. Rose, Attorney in Fact


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

  3.* Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

  3.3.* Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 1992.)

  4.1.*2 Indenture dated June 1, 1990, for 9-7/8% Debentures due 2020, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1990.)

  4.2.*2 Indenture dated as of June 1, 1991, for 9-3/8% Debentures due June 1, 2021, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1991.)

  4.3.* Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No.
           4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

  10.1.*1,3Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*4 Annual Management Incentive Plan adopted by Questar Pipeline Company, Questar Gas Company, and Questar Regulated Services Company, as amended and restated effective May 19, 1998. (Exhibit No. 10.7. to Form 10-Q Report for quarter ended June 30, 1998.)

  10.3.*   Partnership Agreement for the TransColorado Gas
           Transmission Company dated July 1, 1997, between KN
           TransColorado, Inc. and Questar TransColorado, Inc.
           (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

  10.4.* Letter of Understanding dated July 13, 1998, on Issues Relating to Phase II of TransColorado between Questar TransColorado, Inc. and KN TransColorado, Inc. (Exhibit No. 10.1. to Form 10-Q Report for quarter ended June 30, 1998.)

  10.5.*5 Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993, for a term from November 2, 1993 through June 30, 1999. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

  10.6.*5 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

  10.7.*5 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

  10.8.*5 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K
           Annual Report for 1995.)

  10.9.*4 Questar Pipeline Company Deferred Compensation Plan for Directors, as amended and restated May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for quarter ended June 30, 1998.)

  10.10.*  Agreement for the Transfer of Assets between Questar
           Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

  10.11.* Guaranty Agreement dated as of October 14, 1998, by Questar Pipeline Company in favor of Bank of America Trust and Savings Association. (Exhibit No. 10.4. to Form 10-Q
           Report for quarter ended September 30, 1998.)

  10.12.* Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

  12.      Ratio of Earnings to Fixed Charges.

  21.      Subsidiary Information.

  23.      Consent of Independent Auditors

  24.      Power of Attorney.

  27.      Financial Data Schedule.
_______________

     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     1The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     2First Security Bank, N.A., serves as the successor trustee.

     3The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company and Tennessee Overthrust Gas Company as partners.

     4Exhibit so marked is management contract or compensation plan or arrangement.

     5Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1998.