Form 10-Q
period 1999-03-31
QUESTAR PIPELINE CO
filed 1999-05-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1999
                                OR

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

                Class            Outstanding as of April 30, 1999
Common Stock, $1.00 par value                  6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (In Thousands)
REVENUES                               $27,166   $27,249  $108,474  $105,965

OPERATING EXPENSES
  Operating and maintenance              9,389     9,927    38,294    38,353
  Depreciation                           3,976     3,843    14,060    15,043
  Other taxes                              737       673     2,664     2,738

    TOTAL OPERATING EXPENSES            14,102    14,443    55,018    56,134

    OPERATING INCOME                    13,064    12,806    53,456    49,831

INTEREST AND OTHER
    INCOME (EXPENSE)                       809       (86)      973     1,232

EARNINGS FROM UNCONSOLIDATED
    AFFILIATES                           1,491       407     5,095     5,104

DEBT EXPENSE                            (4,177)   (3,434)  (15,199)  (13,619)

    INCOME BEFORE INCOME TAXES          11,187     9,693    44,325    42,548

INCOME TAXES                             4,225     3,139    16,026    15,748

         NET INCOME                     $6,962    $6,554   $28,299   $26,800


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                     March 31,           December 31,
                                        1999      1998      1998
                                               (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $9,990
  Accounts receivable                   $4,893   $10,406    21,304
  Inventories                            2,890     2,092     2,203
  Other current assets                   1,572     1,877     1,714
    Total current assets                 9,355    14,375    35,211

Property, plant and equipment          671,908   581,877   670,456
Less allowances for depreciation       219,630   207,154   215,589
    Net property, plant and equipment  452,278   374,723   454,867

Investment in unconsolidated
  affiliates                            58,054    29,884    54,712
Other assets                             9,683    11,039    12,506

                                      $529,370  $430,021  $557,296

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
      cash balances                       $820      $879
  Notes payable to Questar
      Corporation                       20,500    19,100   $38,000
  Accounts payable and accrued
      expenses                          40,506    18,581    51,047
    Total current liabilities           61,826    38,560    89,047

Long-term debt                         203,007   134,568   202,991
Other liabilities                        1,562     3,359     4,546
Deferred income taxes                   64,185    61,919    63,510

Common shareholder's equity
  Common stock                           6,551     6,551     6,551
  Additional paid-in capital            82,034    82,034    82,034
  Retained earnings                    110,205   103,030   108,617
    Total common shareholder's equity  198,790   191,615   197,202

                                      $529,370  $430,021  $557,296

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               3 Months Ended
                                               March 31,
                                                  1999      1998
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $6,962    $6,554
  Depreciation                                     4,063     4,502
  Deferred income taxes                              675      (379)
  Earnings from unconsolidated
    affiliates, net of cash distributions           (642)     (407)
                                                  11,058    10,270
  Change in operating assets and
     liabilities                                   5,181    (2,725)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                    16,239     7,545

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                               (2,180)   (2,584)
    Investment in unconsolidated affiliates       (2,700)   (2,500)
      Total capital expenditures                  (4,880)   (5,084)
   Proceeds from disposition of property,
      plant and equipment                            706     1,535

      NET CASH USED IN INVESTING
        ACTIVITIES                                (4,174)   (3,549)

FINANCING ACTIVITIES
  Checks outstanding in excess of
      cash balances                                  820       879
  Decrease in notes payable
     to Questar Corporation                      (17,500)   (6,700)
  Payment of dividends                            (5,375)   (5,250)

      NET CASH USED IN FINANCING
        ACTIVITIES                               (22,055)  (11,071)

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                          ($9,990)  ($7,075)


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below. Income before income taxes includes capitalized financing charges or AFUDC.

                                     3 Months Ended
                                     March 31,
                                       1999      1998
                                     (In Thousands)

Revenues                                $1,055    $1,055
Operating income                           282       190
Income before income taxes               2,665       876




Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
March 31, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,021    $9,065   $37,112   $36,277
  From affiliates                       18,145    18,184    71,362    69,688
    Total revenues                     $27,166   $27,249  $108,474  $105,965
Operating income                       $13,064   $12,806   $53,456   $49,831
Net income                               6,962     6,554    28,299    26,800

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          25,946    32,778   113,915   115,690
    For Questar Gas                     35,635    38,331   104,805   106,378
    For other affiliated customers       3,380     4,858    25,400    35,839
      Total transportation              64,961    75,967   244,120   257,907

   Transportation revenue (per
      decatherm)                         $0.27     $0.24     $0.29     $0.27


Net income increased 6% in 1999 compared with the first quarter and 12-month period of 1998. The Company benefited from higher storage revenues, lower operating expenses and higher earnings from unconsolidated affiliates.

Storage revenues were higher in the 3- and 12-month periods of 1999 due primarily to increased firm-storage reservation charges because of the expansion of the Clay Basin storage complex in the first half of 1998. However, the full impact was offset in the first quarter of 1999 by lower firm-transportation revenues. Average daily demand in the first quarter of 1999 was 84,000 decatherms or 7% lower as a result of the expiration of several firm-transportation contracts.

Questar Pipeline amended its transportation agreement with Questar
Gas extending the term of the agreement for three years to June 2002.
The terms of the amended contract are identical to the former agreement with the exception of the expiration date. Prior to the amendment, the agreement was scheduled to expire in June 1999.

Operating and maintenance expenses were lower in the 1999 periods presented when compared with the 1998 periods due to the effects of an early retirement program effective August 1998. Labor costs savings amounted to $700,000 in the first quarter of 1999. Higher costs incurred in 1999 for telecommunications and data processing have partially offset the effect of lower labor cost.

Increased investment in capital projects has resulted in higher depreciation charges in the first quarter of 1999. The full impact of increased investment was partially offset in the 12 months of 1999 by a downward adjustment of depreciation expense in the second quarter of 1998. Other taxes were higher in the first quarter of 1999 when compared with the same period of 1998 as a result of higher property tax. Generally, property taxes have been increasing in conjunction with the expansion of plant assets.

Earnings from unconsolidated affiliates in the 1999 periods include the Company's share of income reported by TransColorado Gas
Transmission Co. The noncash earnings are the result of capitalizing interest and equity costs (AFUDC) associated with the construction of the TransColorado Pipeline. AFUDC amounted to $1,265,000 in the first quarter of 1999 compared with $318,000 in the corresponding 1998 period. Phase II of the TransColorado Pipeline was placed in service
March 31, 1999, with the pipeline currently flowing approximately 85
MMcf of gas per day at a discounted rate. With the completion of construction of Phase II, Questar Pipeline will complete its acquisition of the smaller Phase I. Phase I has been in service since December 1996 and is fully subscribed.

Interest and other income in the first quarter of 1999 includes AFUDC from other capital projects of Questar Pipeline. Debt expense was higher in the first quarter of 1999 as a result of borrowing $88.4 million in the fourth quarter of 1998. The medium-term notes have a weighted average coupon rate of 6.14% and a weighted average life of
12.6 years.

The effective income tax rate was 37.8% in the first quarter of 1999 compared with 32.4% for the same period in 1998 due to adjustments that reduced first quarter 1998 tax expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $16,239,000 in the first quarter of 1999 was $8,694,000 more than the amount reported for the same period in 1998 due primarily to changes in operating assets and liabilities. The changes were associated with timing differences in paying costs of construction projects.

Investing Activities

Capital expenditures were $4,880,000 in the first quarter of 1999 compared with $5,084,000 in the corresponding 1998 period. Capital expenditures for calendar year 1999 are estimated to be $89.1 million.

Financing Activities

Questar Corporation loans funds to the Company under a short-term arrangement.  As of March 31, amounts borrowed from Questar were
$20.5 million in 1999 and $19.1 million in 1998.   Capital
expenditures for 1999 are expected to be financed with net cash provided from operating activities and short- and long-term debt including borrowings on an active medium-term note program and from
Questar.


Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 59 projects that are in varying stages of remediation and the scope includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, noninformation technology equipment and critical third-party associations. Questar Pipeline estimates that Y2K costs will be $1.0 million and expects to be Y2K compliant before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversly affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 19 projects identified: 1 in start-up, 8 in assessment, 6 in remediation, 0 in testing and 4 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant.
Currently, there are 39 projects in this section: 10 in start-up, 7 in assesssment, 4 in remediation, 4 in testing and 14 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique charateristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is in the assessment phase and is expected to be completed by year-end 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by mid-year. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

The complete text of Questar Pipeline's Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission.


Forward-Looking Statements

This 10-Q contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar Pipeline. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in: general economic conditions, gas prices and availability of gas supplies, competition, regulatory issues, weather conditions and other factors beyond the control of the Company. These other factors include the rate of inflation, the adverse effects of failure to achieve Y2K compliance and adverse changes in the business or financial condition of the Company.

These factors are not necessarily all of the important factors that could cause actual results to differ significantly from those expressed in any forward-looking statements. Other unknown or unpredictable factors could also have a significant adverse effect on future results. The Company does not undertake an obligation to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings.

     a. Questar Southern Trails Pipeline Company, a wholly-owned subsidiary of Questar Pipeline Company (Questar Pipeline or the
Company), is seeking the necessary certification from the Federal
Energy Regulatory Commission (FERC) to convert and operate a 700-mile crude oil line to natural gas. (See the Company's Form 10-K Annual
Report for 1998, pages 3 and 6.)  The California Public Utilities
Commission and Southern California Gas Company have intervened in the FERC proceedings and are protesting the application.

     b. The Department of Justice (Department) has determined not to intervene and assume prosecution of the case against Questar
Corporation (Questar) and some of its affiliates, including Questar
Pipeline, filed by a producer under the federal False Claims Act.
This case, which is substantially similar to 75 other cases filed against pipelines and their affiliates, is pending in the United
States District Court for the District of Colorado. In response to the Department's decision, the court has lifted the seal and directed the producer to serve the complaint.

     Although the Company has not been formally served with the complaint, it received a copy from the Department in August of 1998.
The complaint alleges that the defendants mismeasured the heating content of natural gas volumes and understated the value of gas on which royalty payments are due the federal government. It also claims treble damages and seeks imposition of civil penalties, but does not include a request for any specific monetary damages.

     The Company and its affiliates have been involved with the producer in other litigation and currently plan to actively contest the newest round of allegations and claims.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following exhibits have been filed as part of this report:

     Exhibit No. Exhibits

       10.14.    Firm Transportation Service Amendment with Questar
                 Gas Company under Rate Schedule T-1 to extend the term of the basic agreement to June 30, 2002.

       10.14. No Notice Service Agreement with Questar Gas Company under Rate Schedule NNT to extend the term of the basic agreement to June 30, 2002.

       12.       Ratio of earnings to fixed charges.

     (b) The Company did not file a Current Report on Form 8-K during the quarter.
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   QUESTAR PIPELINE COMPANY
                                              (Registrant)



May 13, 1999                       /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
Officer



May 13, 1999                       /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer

Exhibits Index

     Exhibit No.                Exhibits

       10.14.    Firm Transportation Service Amendment with Questar
                 Gas Company under Rate Schedule T-1 to extend the term of the basic agreement to June 30, 2002.

       10.14. No Notice Service Agreement with Questar Gas Company under Rate Schedule NNT to extend the term of the basic agreement to June 30, 2002.

       12.       Ratio of earnings to fixed charges.


