Form 10-Q/A
period 1999-03-31
QUESTAR PIPELINE CO
filed 1999-06-04
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q\A

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1999
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

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

     (a) The following corrected exhibit has been filed as part of this report:

     Exhibit No.    Exhibit

        12.      Ratio of earnings to fixed charges.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUESTAR PIPELINE COMPANY
                                              (Registrant)



June 3, 1999                       /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive Officer



June 3, 1999                       /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer