Form 10-Q
period 1999-06-30
QUESTAR PIPELINE CO
filed 1999-08-13
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                Class                         Outstanding as of July 31, 1999

Common Stock, $1.00 par value                          6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and
(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      6 Months Ended       12 Months Ended
                                      June 30,            June 30,             June 30,
                                        1999      1998      1999       1998      1999       1998
                                     (In Thousands)
REVENUES                              $ 27,036  $ 26,599  $  54,202  $ 53,848  $ 108,911  $106,657

OPERATING EXPENSES
  Operating and maintenance              8,331     9,566     17,720    19,493     37,059    38,282
  Depreciation                           4,098     2,472      8,074     6,315     15,686    13,901
  Other taxes                              699       515      1,436     1,188      2,848     2,589

    TOTAL OPERATING EXPENSES            13,128    12,553     27,230    26,996     55,593    54,772

    OPERATING INCOME                    13,908    14,046     26,972    26,852     53,318    51,885

INTEREST AND OTHER
    INCOME (EXPENSE)                     2,441        10      3,250       (76)     3,404     1,151

EARNINGS (LOSS) FROM
    UNCONSOLIDATED AFFILIATES           (1,555)      743        (64)    1,150      2,797     5,853

DEBT EXPENSE                            (4,038)   (3,500)    (8,215)   (6,934)   (15,737)  (13,805)

    INCOME BEFORE INCOME TAXES          10,756    11,299     21,943    20,992     43,782    45,084

INCOME TAXES                             3,724     4,239      7,949     7,378     15,511    16,684

         NET INCOME                   $  7,032  $  7,060  $  13,994  $ 13,614  $  28,271  $ 28,400


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30,           December 31,
                                        1999      1998      1998
                                          (Unaudited)
                                               (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                         $   9,990
  Accounts receivable                 $ 10,740  $ 17,284     21,304
  Inventories                            3,245     1,958      2,203
  Other current assets                   1,431     1,720      1,714
    Total current assets                15,416    20,962     35,211

Property, plant and equipment          682,157   591,487    670,456
Less allowances for depreciation       224,039   209,610    215,589
    Net property, plant and equipment  458,118   381,877    454,867

Investment in unconsolidated
  affiliates                            58,013    40,426     54,712
Other assets                            11,954    12,484     12,506

                                      $543,501  $455,749  $ 557,296

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
      cash balances                   $    893  $  1,304
  Notes payable to Questar
    Corporation                         53,400    63,300  $  38,000
  Accounts payable and accrued
    expenses                            18,334    17,117     51,047
    Total current liabilities           72,627    81,721     89,047

Long-term debt                         202,992   114,573    202,991
Other liabilities                        1,610     3,046      4,546
Deferred income taxes                   65,826    62,984     63,510

Common shareholder's equity
  Common stock                           6,551     6,551      6,551
  Additional paid-in capital            82,034    82,034     82,034
  Retained earnings                    111,861   104,840    108,617
    Total common shareholder's equity  200,446   193,425    197,202

                                      $543,501  $455,749  $ 557,296

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               6 Months Ended
                                                June 30,
                                                  1999      1998
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $ 13,994  $  13,614
  Depreciation                                     8,472      7,128
  Deferred income taxes                            2,316        686
  (Earnings) losses from unconsolidated
    affiliates, net of cash distributions            713     (1,150)
                                                  25,495     20,278
  Change in operating assets and
     liabilities                                 (25,291)   (12,529)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                       204      7,749

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                              (12,647)    (8,462)
    Investment in unconsolidated affiliates       (4,014)   (12,299)
      Total capital expenditures                 (16,661)   (20,761)
   Proceeds from (costs of) disposition of
      property, plant and equipment                  924     (2,367)

      NET CASH USED IN INVESTING
        ACTIVITIES                               (15,737)   (23,128)

FINANCING ACTIVITIES
  Checks outstanding in excess of
      cash balances                                  893      1,304
  Increase in notes payable to
      Questar Corporation                         15,400     37,500
  Decrease in long-term debt                                (20,000)
  Payment of dividends                           (10,750)   (10,500)

      NET CASH PROVIDED FROM
        FINANCING ACTIVITIES                       5,543      8,304

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                         $ (9,990) $  (7,075)


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below. Income before income taxes includes capitalized financing charges called allowance for funds used during construction (AFUDC).

                                     6 Months Ended
                                      June 30,
                                       1999      1998
                                     (In Thousands)

Revenues                              $  4,757  $  2,360
Operating income (loss)                   (634)      778
Income (loss) before income taxes       (1,066)    2,237




Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      6 Months Ended       12 Months Ended
                                      June 30,            June 30,             June 30,
                                        1999      1998      1999       1998      1999       1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers         $  9,754  $  9,088  $  18,775  $ 18,153  $  37,778  $ 36,633
  From affiliates                       17,282    17,511     35,427    35,695     71,133    70,024
    Total revenues                    $ 27,036  $ 26,599  $  54,202  $ 53,848  $ 108,911  $106,657

Operating income                      $ 13,908  $ 14,046  $  26,972  $ 26,852  $  53,318  $ 51,885
Net income                               7,032     7,060     13,994    13,614     28,271    28,400

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          34,765    31,289     60,711    64,067    117,391   119,346
    For Questar Gas                     26,084    27,051     61,719    65,382    103,838   107,418
    For other affiliated customers       5,078     7,549      8,458    12,407     22,929    32,395
      Total transportation              65,927    65,889    130,888   141,856    244,158   259,159

   Transportation revenue
    (per decatherm)                   $   0.26  $   0.26  $    0.27  $   0.25  $    0.29  $   0.27

Revenues were 2% higher in the second quarter of 1999 and 1% higher in the first half of 1999 due primarily to increased firm-storage revenues. Billings from an expansion of the Clay Basin storage
complex began in May of 1998.   However, the full impact of higher
storage revenues was partially offset by lower firm-transportation revenues. Average daily demand in the first half of 1999 was 88,000 decatherms or 8% lower as a result of the expiration of several firm-transportation contracts.

Operating and maintenance expenses were lower in the 1999 periods presented when compared with the 1998 periods due primarily to the effects of an early retirement program effective August 1998 and the Company's policy of capitalizing a portion of administrative and general expense in connection with construction projects.
Labor-cost savings amounted to $1.4 million in the first half of 1999. Increased spending for information technology has partially offset the expense reductions discussed.

Increased investments in capital projects have resulted in higher depreciation charges in the first half of 1999. Depreciation expense in the 1998 periods was affected by a $1.3 million downward adjustment. Other taxes were higher in the first half of 1999 when compared with the same period of 1998 as a result of higher property taxes. Generally, property taxes have been increasing in conjunction with the expansion of investment in plant assets.

Interest and other income in the first half of 1999 includes a reversal of a $2.5 million contingency reserve related to completion of the TransColorado Pipeline and $.8 million of AFUDC (capitalzed financing costs) from Questar Pipeline's capital projects. Debt expense was higher in the first half of 1999 as a result of borrowing $88.4 million in the fourth quarter of 1998. The medium-term notes have a weighted average coupon rate of 6.14% and a weighted average life of 12.6 years.

Earnings from unconsolidated affiliates includes the Company's share of earnings reported by TransColorado Gas Transmission Co. and Overthrust Pipeline Co. Phase II of the TransColorado Pipeline was placed into service March 31, 1999. Earnings prior to the second quarter of 1999 were attributable primarily to AFUDC. The TransColorado Pipeline is generating operating losses of about $700,000 a month, representing Questar Pipeline's interest. Phase II of the pipeline has flowed as much as 80 MDth per day, but at a discounted rate. The cost of the pipeline, including Phase I, has recently been revised upward to about $308 million. Questar Pipeline has guaranteed $100 million or 50% of a TransColorado Gas Transmission Co. bank loan used to finance construction of the pipeline.

The effective income tax rate was 36.2% in the first half of 1999 compared with 35.1% for the same period in 1998.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities was $204,000 in the first half of 1999 compared with $7,749,000 for the same period in 1998. The decrease was due primarily to changes in operating assets and liabilities caused by timing differences in paying costs of construction projects.

Investing Activities

Capital expenditures were $16,661,000 in the first half of 1999 compared with $20,761,000 in the corresponding 1998 period. Capital expenditures for calendar year 1999 are estimated to be $76.1 million.

Financing Activities

Questar Corporation loans funds to the Company under a short-term arrangement. As of June 30, Questar Pipeline had borrowed from Questar
$53.4 million in 1999 and $63.3 million in 1998.   Remaining 1999
capital expenditures are expected to be financed with net cash provided from operating activities and short- and long-term debt including borrowings on an active medium-term note program and from Questar.


Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 56 projects that are in varying stages of remediation and a scope that includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, non-information technology equipment and critical third-party associations. Subsequent to submitting the first quarter 1999 10-Q, four applications software projects were deemed insignificant and removed from the list and an infrastructure project was added. Questar estimates that Y2K remediation will cost $5.1
million.   Questar Pipeline's share of the cost is estimated to be
$1.0 million. The Company expects to be Y2K ready before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 20 projects identified: 0 in start-up, 4 in assessment, 3 in remediation, 1 in testing and 12 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant.
Currently, there are 35 projects in this section: 4 in start-up, 1 in assessment, 3 in remediation, 3 in testing and 24 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique characteristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is currently scheduled to be completed by September 30, 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by the end of the third quarter 1999. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

The complete text of Questar Pipeline's Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission or on Questar's website at www.questarcorp.com.


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


                              PART II

                         OTHER INFORMATION

Item 1.  Legal Proceedings.

     a. Questar Pipeline Company (Questar Pipeline or the Company) and several other affiliates of Questar Corporation are named defendants in an action filed by Jack J. Grynberg, an independent producer, in Colorado's federal district court and have officially been served copies of the complaint. The action was filed under the Federal False Claims Act in early 1998, but the complaint was sealed until the Department of Justice declined to prosecute it. The complaint is one of approximately 76 actions filed by the producer against pipelines and their affiliates. The district court granted the motion filed by the Questar defendants to stay the proceedings pending a determination of procedural issues relating to the consolidation of the cases. The producer's complaints allege mismeasurement of the heating content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint filed against the Questar defendants does not include a claim for specific monetary damages.

     b. Questar Pipeline is also involved in another action filed by Mr. Grynberg against several Questar affiliates. This case, which was filed in Wyoming's federal district court in February of 1997, includes allegations of fraud, antitrust violations, and gas purchase contract breaches. It has been stayed pending the resolution of an appeal to the Tenth Circuit Court of Appeals in another case that involves Mr. Grynberg and an affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     a. The following exhibits have been filed as part of this report.

     Exhibit No.    Exhibit

        10.1. Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company and Questar Regulated Services Company as amended and restated effective May 18, 1999.

         12.        Ratio of earnings to fixed charges.

     b. The Company did not file a Current Report on Form 8-K during the quarter.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                       (Registrant)



August 13, 1999                    /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer



August 13, 1999                    /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer


                           EXHIBIT INDEX

Exhibit
Number     Exhibit

 10.1. Joint Annual Management Incentive Plan adopted by Questar Gas Company, Questar Pipeline Company and Questar Regulated Services Company as amended and restated effective May 18, 1999.

   12.     Ratio of earnings to fixed charges.