Form 10-Q
period 1999-09-30
QUESTAR PIPELINE CO
filed 1999-11-12
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[ x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

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

            Class                Outstanding as of October 31, 1999
Common Stock, $1.00 par value              6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     3 Months Ended      9 Months Ended       12 Months Ended
                                     September 30,       September 30,        September 30,
                                        1999      1998      1999       1998      1999       1998
                                     (In Thousands)
REVENUES                              $ 28,344  $ 27,233  $  82,546  $ 81,081  $ 110,022  $108,001

OPERATING EXPENSES
  Operating and maintenance              9,439    10,491     27,159    29,984     36,007    39,792
  Depreciation                           4,774     3,794     12,848    10,109     16,666    13,937
  Other taxes                              703       697      2,139     1,885      2,854     2,581

    TOTAL OPERATING EXPENSES            14,916    14,982     42,146    41,978     55,527    56,310

    OPERATING INCOME                    13,428    12,251     40,400    39,103     54,495    51,691

INTEREST AND OTHER
    INCOME (EXPENSE)                       416       (13)     3,666       (89)     3,833       215

EARNINGS (LOSS) FROM
    UNCONSOLIDATED AFFILIATES           (2,304)      944     (2,368)    2,094       (451)    2,705

DEBT EXPENSE                            (4,387)   (3,606)   (12,602)  (10,540)   (16,518)  (14,062)

    INCOME BEFORE INCOME TAXES           7,153     9,576     29,096    30,568     41,359    40,549

INCOME TAXES                             2,685     3,605     10,634    10,983     14,591    14,740

         NET INCOME                   $  4,468  $  5,971  $  18,462  $ 19,585  $  26,768  $ 25,809


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,        December 31,
                                                  1999      1998       1998
                                                    (Unaudited)
                                                         (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                         $   2,922  $  9,990
  Accounts receivable                           $ 24,860     10,995    21,304
  Inventories                                      2,916      2,217     2,203
  Other current assets                             1,750      1,590     1,714
    Total current assets                          29,526     17,724    35,211

Property, plant and equipment                    692,616    603,262   670,456
Less allowances for depreciation                 228,207    211,643   215,589
    Net property, plant and equipment            464,409    391,619   454,867

Investment in unconsolidated affiliates           54,737     66,564    54,712
Other assets                                      11,887     12,957    12,506

                                                $560,559  $ 488,864  $557,296

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
      cash balances                             $    107
  Notes payable to Questar Corporation            72,300  $  92,900  $ 38,000
  Accounts payable and accrued
    expenses                                      17,185     19,803    51,047
    Total current liabilities                     89,592    112,703    89,047

Long-term debt                                   202,996    114,577   202,991
Other liabilities                                  1,602      4,267     4,546
Deferred income taxes                             66,830     63,171    63,510

Common shareholder's equity
  Common stock                                     6,551      6,551     6,551
  Additional paid-in capital                      82,034     82,034    82,034
  Retained earnings                              110,954    105,561   108,617
    Total common shareholder's equity            199,539    194,146   197,202

                                                $560,559  $ 488,864  $557,296

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               9 Months Ended
                                               September 30,
                                                  1999      1998
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $ 18,462  $  19,585
  Depreciation                                    13,445     11,063
  Deferred income taxes                            3,320        873
  (Earnings) losses from unconsolidated
    affiliates, net of cash distributions          3,988     (2,094)
                                                  39,215     29,427
  Change in operating assets and
     liabilities                                 (40,486)    (2,931)

        NET CASH PROVIDED FROM (USED IN)
          OPERATING ACTIVITIES                    (1,271)    26,496

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                              (23,443)   (22,319)
    Investment in unconsolidated affiliates       (4,014)   (37,493)
      Total capital expenditures                 (27,457)   (59,812)
   Proceeds from (costs of) disposition of
      property, plant and equipment                  456     (2,187)

      NET CASH USED IN INVESTING
        ACTIVITIES                               (27,001)   (61,999)

FINANCING ACTIVITIES
  Checks outstanding in excess of
      cash balances                                  107
  Increase in notes payable to
      Questar Corporation                         34,300     67,100
  Decrease in long-term debt                                (20,000)
  Payment of dividends                           (16,125)   (15,750)

      NET CASH PROVIDED FROM
        FINANCING ACTIVITIES                      18,282     31,350

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                         $ (9,990) $  (4,153)


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline has interests in partnerships accounted for on an equity basis. Transportation and processing of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below. Income before income taxes includes capitalized financing charges called allowance for funds used during construction (AFUDC).

                                     9 Months Ended
                                     September 30,
                                       1999      1998
                                     (In Thousands)

Revenues                              $  7,268  $  3,666
Operating income (loss)                 (2,362)    1,306
Income (loss) before income taxes       (5,839)    4,668




Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 1999
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the
Company:

                                     3 Months Ended      9 Months Ended       12 Months Ended
                                     September 30,       September 30,        September 30,
                                        1999      1998      1999       1998      1999       1998
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers         $  8,863  $  9,578  $  27,638  $ 27,731  $  37,063  $  36,973
  From affiliates                       19,481    17,655     54,908    53,350     72,959     71,028
    Total revenues                    $ 28,344  $ 27,233  $  82,546  $ 81,081  $ 110,022  $ 108,001

Operating income                      $ 13,428  $ 12,251  $  40,400  $ 39,103  $  54,495  $  51,691
Net income                               4,468     5,971     18,462    19,585     26,768     25,809

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          38,314    33,052     99,025    97,119    122,653   121,486
    For Questar Gas                     14,236    15,001     75,955    80,383    103,073   109,202
    For other affiliated customers       1,006     7,227      9,464    19,634     16,708    29,869
      Total transportation              53,556    55,280    184,444   197,136    242,434   260,557

   Transportation revenue
     (per decatherm)                  $   0.32  $   0.32  $    0.28  $   0.27  $    0.29  $   0.28

Revenues were 4% higher in the third quarter of 1999 and 2% higher in the first nine months of 1999 due primarily to the addition of carbon dioxide removal services. Beginning in the third quarter of 1999 a subsidiary of Questar Pipeline, Questar Transportation Services, initiated operations to remove carbon dioxide from pipeline gas owned
by Questar Gas.   Revenues for gas storage increased from an expansion
of the Clay Basin storage complex beginning in May of 1998.   Lower
firm-transportation revenues have partially offset the increases in storage and carbon dioxide removal services. Average daily demand in the first nine months of 1999 was lower than in 1998 as a result of the expiration of several firm-transportation contracts.

Operating and maintenance expenses were lower in the 1999 periods presented when compared with the 1998 periods due primarily to the effects of an early retirement program effective August 1998 and to the capitalization of a larger amount of administrative and general expenses in connection with construction projects. Labor-cost savings amounted to $1.6 million in the first nine months of 1999. Increased spending for information technology has partially offset the expense reductions discussed.

Increased investments in capital projects have resulted in higher depreciation charges in the first nine months of 1999. Property taxes increased in conjunction with the expansion of investment in plant assets in 1999.

Interest and other income in the first nine months of 1999 includes a reversal of a $2.5 million contingency reserve related to completion of the TransColorado Pipeline and $1.2 million of AFUDC (capitalized financing costs) from Questar Pipeline's capital projects. Debt expense was higher in the first nine months of 1999 as a result of borrowing $88.4 million in the fourth quarter of 1998. The medium-term notes have a weighted average coupon rate of 6.14% and a weighted average life of 12.6 years. The Company capitalized approximately $2 million of interest costs in the first nine months of 1999 in connection with construction of plant assets.

Earnings from unconsolidated affiliates includes the Company's share of operating results reported by TransColorado Gas Transmission Co. and Overthrust Pipeline Co. Questar Pipeline's share of TransColorado's 1999 pretax loss was $3.2 million. The
TransColorado Pipeline has been in service since March 31, 1999. The quantity of gas flowing through the pipeline has been below the current capacity of 160 MDth per day and priced at discounted rates because of poor basin differentials between the Rocky Mountains and the San Juan basin. The Company has a right to put its 50% ownership of the pipeline to the other owner over a 12-month beginning March 31, 2001. Questar Pipeline has guaranteed $100 million or 50% of a TransColorado Gas Transmission Co. bank loan used to finance construction of the pipeline.

The effective income tax rate was 36.5% in the first nine months of 1999 compared with 35.9% for the same period in 1998.


Liquidity and Capital Resources

Operating Activities

In the first nine months of 1999, operating activities resulted in a $1,271,000 net use of cash due primarily to changes in operating assets and liabilities. A $40,486,000 decrease in cash flow from operating assets and liabilities was caused by timing differences in paying costs of construction projects.

Investing Activities

Capital expenditures were $27,457,000 in the first nine months of 1999 compared with $59,812,000 in the corresponding 1998 period. The TransColorado Pipeline was under constructed a year ago. Capital expenditures for calendar year 1999 are estimated to be $64.3 million.

Financing Activities

Questar Corporation loans funds to the Company under a short-term arrangement. As of September 30, Questar Pipeline had borrowed from
Questar $72.3 million in 1999 and $92.9 million in 1998.   Remaining
1999 capital expenditures are expected to be financed with net cash provided from operating activities and short- and long-term debt including borrowings on an active medium-term note program and from Questar. In October 1999, the Company borrowed $42 million with a weighted average coupon rate of 7.48% and a 10 year life on its medium-term note program.


Regulatory Matters

The Federal Energy Regulatory Commission issued a preliminary determination approving Questar Southern Trails' proposal to convert a 700-mile pipeline from liquid transportation to natural gas transportation. However, an issuance of a certificate is dependent on completion of a favorable environmental review. Questar Pipeline is actively working to complete the environmental review and to obtain contracts with shippers to provide the market support for incurring the conversion costs.

Overthurst Pipeline filed a general rate case October 1, 1999 requesting a $1 million increase in its cost of service.


Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team identified 55 projects among Questar and its affiliated companies that were classified into application software, infrastructure, non-information technology equipment or critical third-party associations. As of September 30, 1999 those 55 projects have been assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to the Company. The estimated cost of the Y2K project is $5.1 million. Questar Pipeline's portion of the Y2K costs is estimated to be $1.0 million.

The Company has no cause to believe that Y2K will disrupt operations but has developed contingency plans to ensure service is not disrupted due to Y2K problems. Operators, engineers, information-technology, communications and other employees will be available during the last half of December 1999 and into January 2000, to be prepared to respond to unforeseen contingencies that may arise. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The complete text of Questar Pipeline's Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission or on Questar's website at www.questar.com.


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

                              PART II
                         OTHER INFORMATION

Item 1.  Legal Proceedings.

     a. Questar Pipeline Company (Questar Pipeline or the Company) and several other affiliates of Questar Corporation are named defendants in several actions filed by Jack J. Grynberg, an independent producer. The action that was filed under the Federal False Claims Act has recently been consolidated with the approximately 76 actions filed by the same producer against other pipelines and their affiliates. The cases have been consolidated in federal district court for the district of Wyoming for pre-trial motions and discovery. The cases involve allegations that the pipelines mismeasured the heating content of natural gas volumes and understated the value of gas on which royalty payments are due the federal government.

     Mr. Grynberg recently filed a complaint against the Company in a state district court in Utah alleging that Questar Pipeline mismeasured the heating content of natural gas volumes produced in southwest Wyoming that were attributable to the producer's working interest. The Company filed a motion to stay this action pending the resolution of similar issues in other actions. Finally, Questar Pipeline is a named defendant in another case that Mr.Grynberg filed in Wyoming's federal district court that has been stayed pending the resolution of an appeal to the Court of Appeals for the Tenth Circuit in yet another case that involves the producer and an affiliate of the Company. See the Company's Report on Form 10-Q for the quarter ended June 30, 1999, Item 1. Legal Proceedings.

     b. On October 15, 1999, the Federal Energy Regulatory Commission (the FERC) issued a Preliminary Decision on Non-Environmental Issues in the Company's application to convert an oil pipeline to natural gas. The 700-mile pipeline, which has been designated as the Southern Trails line, extends from the Four Corners area of Utah, Colorado, New Mexico, and Arizona to Long Beach, California. The FERC made a preliminary decision that a certificate of public convenience and necessity should be issued to Southern Trails under the optional certificate procedures and dismissed as "speculative" the allegations made by an intervening local distribution company that the line would result in idle capacity and unrecovered costs on other systems. Final regulatory approval is dependent on the completion of a favorable environmental review. Questar Pipeline is actively working to complete the environmental review and to obtain contracts with shippers to provide market support for the conversion.

     c. The Company and Colorado Interstate Gas Company (CIG) are parties to a letter agreement effective Septemer 30, 1999, for the joint construction and operation of a 75-mile, 24-inch diameter pipeline that extends from the Price area of eastern Utah to a proposed interconnect with Kern River Gas Transmission Company located near Elberta, Utah.
The new line, which parallels an existing line owned by Questar Pipeline, is scheduled to be in service prior to the 2000-2001 heating season. It will provide additional transportation capacity to move gas into the Wasatch Front of Utah and into the Kern River line.

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

                                   QUESTAR PIPELINE COMPANY
                                       (Registrant)



November 10, 1999                  /s/ D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive
                                   Officer


November 10, 1999                  /s/ S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer

                           EXHIBIT INDEX

Exhibit
Number     Exhibit

   12.     Ratio of earnings to fixed charges.