Form 10-K
period 1999-12-31
QUESTAR PIPELINE CO
filed 2000-03-30
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File No. 0-14147

                        QUESTAR PIPELINE COMPANY
         (Exact name of registrant as specified in its charter)

      State of Utah                                           87-0307414
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah      84145-0360
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:       (801) 324-5555

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                  None
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  None
      SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                        9 7/8% Debentures due 2020
                        9 3/8% Debentures due 2021
      Medium Term Notes, Series A, 5.85% to 7.55% due 2008 to 2019

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
[ ] No

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2000. $0.

      Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of March 1, 2000. 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

      Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.


                            TABLE OF CONTENTS

Heading                                                             Page

                                 PART I

Items 1.
and 2.   BUSINESS AND PROPERTIES
            General
            Transmission System
            Transportation Service
            Storage/Processing
            New Projects
            Regulatory Environment
            Competition
            Employees
            Relationships with Affiliates

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

                                PART III

Items
10-13.   (Omitted)

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

SIGNATURES


                                FORM 10-K
                           ANNUAL REPORT, 1999

                                 PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

      Questar Pipeline Company ("Questar Pipeline" or the "Company") is an interstate pipeline company that transports natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado, and provides storage services in Utah and Wyoming. The Company is an affiliate of Questar Corporation ("Questar"), a diversified natural gas holding company. As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act of 1938, as amended.

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

      Questar Pipeline is a wholly-owned subsidiary of Questar Regulated Services Company ("Regulated Services"), which is a subholding company under Questar. Other entities within the Regulated Services group include Questar Gas Company ("Questar Gas"), a local distribution company, and Questar Energy Services, Inc. ("QES"), an entity created to market additional services to utility customers. All Regulated Services companies are managed by a common group of officers, which increases administrative efficiency.

      The Company has significant business relationships with its affiliates, particularly Questar Gas. To serve the needs of its 686,300 customers in Utah, southwestern Wyoming, and southeastern Idaho, Questar Gas has reserved approximately 800,000 decatherms ("Dth") per day of firm transportation capacity on Questar Pipeline's transmission system. (A Dth is the amount of heat energy equal to 10 therms or one million British thermal units ("Btu")). Questar Gas has also contracted for firm storage capacity available at Clay Basin and has storage contracts at the smaller peaking storage reservoirs operated by Questar Pipeline. Through a subsidiary, Questar Pipeline has a processing plant that extracts carbon dioxide from gas volumes delivered to Questar Gas.

      Questar Pipeline transports natural gas owned by Questar Gas and produced from properties operated by Wexpro Company ("Wexpro"), another affiliate, as well as natural gas volumes purchased directly by Questar Gas from field producers and other suppliers. The Company also transports volumes that are marketed by Questar Energy Trading Company ("Questar Energy Trading"), another affiliated entity. The following diagram sets forth the corporate structure of the Company and certain affiliates:


Questar Corporation

     Questar Market Resources, Inc.

          Wexpro Company
          Questar Exploration and Production Company
          Questar Energy Trading Company
          Questar Gas Management Company

     Questar Regulated Services Company

          Questar Gas Company
          Questar Pipeline Company
               Questar Line 90 Company
               Questar Transportation Services Company
               Questar Southern Trails Pipeline Company
               Questar TransColorado, Inc.
          Questar Energy Services,Inc.

     Questar InfoComm, Inc.

      The major activities of Questar Pipeline are described in more detail below:

Transmission System

      The Company's core transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company ("CIG"); the middle segment of the Trailblazer Pipeline System ("Trailblazer") owned by Wyoming Interstate Company, Ltd. ("WIC"); The Williams Companies Inc. ("Williams"), including Kern River Gas Transmission Company ("Kern River"); TransColorado; and Overthrust. These connections have opened markets outside Questar Gas's service area and allow the Company to transport gas for others.

      The Company's transmission system includes 1,734 miles of transmission lines that interconnect with other pipelines and that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines used to serve Questar Gas.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah.

      The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

      In addition to the transmission system described above, Questar Pipeline has a 72 percent interest in and is the operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. (Its percentage increased from 54 percent to 72 percent effective January 1, 2000, when it purchased the 18 percent owned by Enron Overthrust Pipeline Company.) Trailblazer is a major 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Although the Overthrust segment is currently underutilized, the Company and its remaining partners are reviewing opportunities, including backhauling, to increase its value. The Overthrust partnership agreement requires unanimous consent of all partners on major operating and financial issues.

      At year-end 1999, the Company recorded a writedown of $49.7 million ($31.3 million on an after-tax basis) of its interest in the TransColorado pipeline project. Questar TransColorado, Inc., which is a subsidiary of Questar Pipeline, and a subsidiary of Kinder Morgan, Inc. (formerly KN Energy) each have a 50 percent interest in the project. This pipeline, which commenced operations March 31, 1999, was built to transport gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies, e.g., San Juan, to California and Midwestern markets through interconnections with major pipeline systems. Constructed at an approximate cost of $310 million, the pipeline originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico.

      In its first nine months of operation, TransColorado incurred significant losses because basis differentials, which reflect gas prices in different producing basins, were not sufficient to encourage producers and market aggregators to transport volumes on the line. The Company determined that the situation was not temporary in nature. Questar Pipeline has a contractual right to put its 50 percent interest in TransColorado to its partner during a one-year period commencing March 31, 2001.

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

Transportation Service

      Questar Pipeline's largest single transportation customer is its affiliate, Questar Gas. During 1999, the Company transported 105.5 million decatherms ("MMDth") for Questar Gas, compared to 107.5 MMDth in 1998. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

      Questar Gas has reserved capacity of about 800,000 Dth per day, or 72 percent of Questar Pipeline's reserved daily capacity. The Company's transportation agreement with Questar Gas was extended in 1999 for three years and expires June 30, 2002. Questar Gas paid an annual reservation charge of approximately $50.7 million to the Company in 1999, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during design-day or peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities.

      The Company recovers approximately 95 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices. The Company's revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

      The Company's total system throughput decreased from 255.1 MMDth in 1998 to 253.5 MMDth in 1999. This decrease was primarily attributable to lower transportation volumes for affiliated customers other than Questar Gas, which declined from 26.9 MMDth in 1998 to 12.2 MMDth in 1999. Questar Pipeline's overall decrease in volumes resulted in a one percent decrease in revenues associated with transportation service, or $69.9 million 1999 compared to $70.8 million in 1998.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have limited opportunities for interruptible transportation services.

Storage/Processing

      Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky
Mountains. The facility has a total capacity of 117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times.

      Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 Bcf of working gas capacity at Clay Basin. Other large customers include Williams; Washington Natural Gas Company, a distribution utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. Questar Pipeline offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to release their injection and withdrawal rights to other parties.

      The Company also owns and operates three smaller storage reservoirs. These projects were developed specifically to serve Questar Gas's needs, and Questar Gas reserves 100 percent of their working gas capacity. These small reservoirs are used primarily to supplement Questar Gas's gas supply needs on peak-demand days.

      The Company's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to approval by the FERC.

      Through its subsidiary--Questar Transportation Services
Company--Questar Pipeline also owns a processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content enough to be safely and efficiently used in appliances in Questar Gas's service area.

New Projects

      During 1999, the Company received a favorable decision from the FERC for its proposed conversion of an oil pipeline to natural gas.
(The line is currently owned by one subsidiary, Questar Line 90 Company, but will eventually be owned and operated by another subsidiary, Questar Southern Trails Company.) The 700-mile pipeline, which Questar Pipeline named the Southern Trails line after acquiring it in 1998, extends from the Four Corners area of Utah, Colorado, New Mexico, and Arizona to Long Beach, California. The FERC made a preliminary decision that a certificate of public convenience and necessity should be issued to Southern Trails under the optional certificate procedure and dismissed as "speculative" allegations made by intervening parties that the line would result in idle capacity and unrecovered costs on other systems. Final regulatory approval is dependent on the completion of a favorable environmental review.

      Questar Pipeline has delayed its original plan to complete the conversion and install the necessary compressors during 2000. The Company, in conjunction with potential customers and other interested parties, has urged the California Public Utilities Commission to modify tariff provisions that protect a local distribution company in California from competition by Southern Trails. Questar Pipeline is optimistic that California regulators will take action to allow more competition, which will facilitate its efforts to market capacity to California customers. The Company will not convert the line to natural gas service until it receives the FERC certificate, regulatory issues restricting its ability to compete for transportation customers in California are resolved, and rights-of-way are obtained.

      Questar Pipeline has a pending application before the FERC to construct and operate a new line, identified as Main Line 104, that is
75.6 miles long and 24 inches in diameter and extends from Price, Utah, near the Ferron area of coalbed methane gas, to the Company's system at Payson, Utah, and the Kern River line near Elberta, Utah. CIG is a 50 percent partner in the project, which is currently estimated to cost $81 million and will provide approximately 272,000 Dth per day of additional transportation capacity. Questar Gas has contracted with the Company for approximately 22 percent of the additional capacity on the line, which is scheduled to be in service before the winter heating season of 2001-02.

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

      Questar Pipeline does not currently plan to file a general rate case in 2000. It however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates. The Company has a proceeding before the FERC involving an increase in its fuel gas reimbursement percentage ("FGRP"), which is a tariff provision for recovery of gas used in operating the system and "lost and unaccounted for" gas. The FGRP increase was implemented effective January 1, 2000, subject to refund.

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

Competition

      Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to write down its investment in TransColorado. Questar Pipeline's efforts to make the Southern Trails line successful are affected by its ability to address regulatory constraints and to compete with a local distribution company in southern California.

      Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

      The Company has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, has been expanded in response to interest from customers, and is fully subscribed by firm-service customers under contracts that are generally long-term in nature. Questar Pipeline intends to take advantage of these assets by increasing its "intra hub" capacity or its ability to quickly and reliably move gas volumes between receipt and delivery points and by continuing to review opportunities to increase its storage capacity and services. The Company is currently reviewing the feasibility of a salt cavern storage project in southwestern Wyoming.

Employees

      As of December 31, 1999, the Company and its subsidiaries had 129 employees, compared to the 122 employees it had as of year-end 1998. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

      There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. See Note 8 to the financial statements for additional information concerning transactions between the Company and its affiliates.

      The Company obtains data processing and communication services from an affiliate, Questar InfoComm Inc.. Regulated Services, the Company's parent, has employees who perform administrative, engineering, accounting, marketing, budget, tax, regulatory affairs, and legal services for all entities within it, including Questar Pipeline.
Questar also provides certain administrative services--governmental affairs, financial, and audit--to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS

      Questar Pipeline is involved in various legal and regulatory proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

      Questar Pipeline and some affiliates are involved in several cases filed by an independent producer, Jack Grynberg. In the first case, the Company is the named party, even though Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is liable for the judgment. This case resulted in an adverse jury verdict in 1994, but the presiding federal district court judge in Wyoming entered a judgment as a matter of law that vacated most portions of the original jury verdict. The Tenth Circuit Court of Appeals, in January of 2000, reinstated some portions of the original jury verdict.

      Grynberg filed a second case before the same federal district court in 1997, alleging new claims against Questar Pipeline and affiliated defendants. He alleged antitrust and fraud claims in addition to the same claims raised in the initial litigation for a later period of time. This case has been stayed pending the outcome of the Tenth Circuit appeal, although the district court ruled favorably on the Questar parties' motion for a partial summary judgment.

      Questar affiliates, including Questar Pipeline, are also named defendants in a lawsuit filed by Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming's federal district court.
The cases involve allegations of industry-wide mismanagement of the value of gas on which royalty payments are due the federal government. The complaint also seeks treble damages and imposition of civil penalties.

      Finally, Grynberg has filed a case against Questar Pipeline in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property. Grynberg cites mismanagement to support claims for breach of contract, negligent misrepresentation, fraud, breach of fiduciary responsibilities, etc.

      It is too early to estimate the outcome of the various cases, with the exception of the first case that has been resolved by the Tenth Circuit, filed by Grynberg against Questar Pipeline and its affiliates.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural Gas Transmission - Questar Pipeline conducts natural gas transmission and storage operations. Following is a summary of financial results and operating information:

                                                               Year Ended December 31,
                                                           1999        1998        1997
                                                              (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                                       $69,885     $70,824     $68,837
  Storage                                               37,647      36,463      34,410
  Processing                                             3,570
  Other                                                  1,058       1,270       2,190
        Total revenues                                 112,160     108,557     105,437

Operating expenses
  Operating and maintenance                             38,534      38,832      37,334
  Depreciation and amortization                         16,743      13,927      14,797
  Other taxes                                            2,488       2,600       2,816
        Total expenses                                  57,765      55,359      54,947
          Operating income                             $54,395     $53,198     $50,490

OPERATING STATISTICS
Natural gas transportation volumes (in MDth)
    For unaffiliated customers                         135,886     120,747     116,215
    For Questar Gas                                    105,499     107,501     110,311
    For other affiliated customers                      12,153      26,878      37,797
       Total transportation                            253,538     255,126     264,323
   Transportation revenue (per Dth)                      $0.28       $0.28       $0.26
Clay Basin storage, working gas-
    capacity (in Bcf)                                     51.3        51.3        46.3

Questar Pipeline's operating income increased 2% in 1999 due primarily to the addition of gas- processing operations. A subsidiary of Questar Pipeline removes carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. A $20 million plant was completed and initiated operations mid-year 1999.

Revenues from storage operations increased 3% in 1999 as a result of expanding firm-storage capacity at the company's Clay Basin facility. Storage capacity was enlarged in May 1998 and is 100% subscribed under long-term contracts. A majority of the capacity is subscribed under long-term contracts. Questar Gas has contracted for 26% of firm-storage capacity for at least eight years.

Transportation revenues decreased 1% in 1999 due to the decrease in gas volumes transported for affiliated companies. As of December 31, 1999, approximately 76% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 800,000 dth per day, representing 76% of the total reserved daily-transportation capacity at December 31, 1999. This contract, which accounts for 83% of the demand charges collected by Questar Pipeline, was amended in 1999 extending the term to June 2002.

Questar Pipeline's operating and maintenance expenses decreased 1% in 1999 compared with 1998 due primarily to labor-cost savings from a reduction in the number of employees in the third quarter of 1998. Depreciation expense increased 20% in 1999 resulting from capital investment in facilities and information-technology systems.

Questar Pipeline recorded a $49.7 million pre-tax write-down of its investment in a partnership in 1999. A subsidiary of Questar Pipeline is a 50% partner, along with a Kinder Morgan Inc. subsidiary, in the TransColorado Pipeline. With continuing low volumes due to unfavorable regional transportation economics, the Company experienced an other-than-temporary decline in its partnership investment and recorded a write-down. The write-down resulted in a $31.3 million after-tax reduction in net income.

The TransColorado Pipeline extends 292 miles from northwestern Colorado to a northern New Mexico pipeline hub and cost approximately $310 million. Questar Pipeline has a contractual option to put its 50% ownership of the pipeline interest to its partner, beginning April 1, 2001. The option has a one-year life. Questar's share of TransColorado's operating losses in 1999 averaged $900,000 before income taxes per month for its nine months of operations. The Company had reported TransColorado's operating results in losses from unconsolidated affiliates.

Questar Pipeline's share of the loss reported by TransColorado Pipeline amounted to $5.9 million, which comprised an operating loss of $8.2 million reduced by capitalized financing charges (AFUDC) of $2.3 million. Earnings from unconsolidated affiliates were lower in 1998 when compared with 1997 due to lower amounts of AFUDC.

Debt expense was higher in 1999 compared with 1998 because of additional long-term borrowings. Questar Pipeline borrowed $42 million in October 1999 through a medium-term note program. The notes have a 10-year life and a weighted- average coupon rate of 7.48%. In 1998, the Company borrowed $88.4 million under its medium-term note program with a weighted average coupon rate of 6.14% and a weighted average maturity of 12.6 years.

A subsidiary of Questar Pipeline, Questar Line 90 Company, purchased an oil pipeline for $38 million in 1998. The line extends from the Paradox producing basin of northwestern New Mexico to Long Beach, California. The Company intends to convert this line, named Questar Southern Trails Pipeline, to transport natural gas to customers along its route and in the Los Angeles basin. Environmental and regulatory review processes are continuing. The FERC has given preliminary approval for conversion of the pipeline. A certificate could be granted late in 2000. Because of the time necessary to obtain regulatory approval, meet construction schedules and gauge current market conditions, Questar Pipeline does not expect to have the line in service before mid-2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities of $11,006,000 in 1999 declined $49,291,000 from the amount reported in 1998 due primarily to a reduction in accounts payable. Accounts payable balances were unusually high at the end of 1998 because of construction projects that have since been completed.

Investing Activities

Following is a summary of capital expenditures for 1999, 1998 and a forecast of 2000 expenditures:

                                                          2000
                                                         Forecast      1999      1998
                                                                   (In Thousands)
Transmission system                                    $17,932     $11,936     $21,395
Storage                                                  3,492       1,571       6,284
Partnerships                                            24,046      14,414      26,000
Southern Trails Pipeline                                10,000      14,639      39,471
Processing plant - carbon dioxide removal                1,000       2,912      16,259
General                                                  6,901       4,952       4,909
                                                       $63,371     $50,424    $114,318

Capital spending included equity investment in a partnership to complete construction of the TransColorado Pipeline, costs of a crude-oil pipeline which will be converted to transport gas in the future, expansion of the traditional gas-transmission network and completion of a gas-processing plant.

Financing Activities

Questar Pipeline funded 1999 capital expenditures primarily with the proceeds from issuing debt under its medium-term note program and net cash provided from operating activities. Questar Pipeline borrowed $42 million in October 1999 and $88.4 million in 1998 under its medium-term note program. The Company retired $20 million of its 9 7/8% debt in May of 1998 for a cash payment of $23,386,000, which included a premium payment and interest due. Forecasted 2000 capital expenditures are expected to be financed from net cash flow provided from operations and additional borrowings under the medium-term note program and from Questar.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $42.5 million with an interest rate of 6.61% at December 31, 1999 and $38 million with an interest rate of 5.71% at December 31, 1998.

Questar Pipeline's capital structure at year-end 1999 was 59% long-term debt and 41% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Year 2000

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team identified 55 projects among Questar and its affiliated companies that were assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to Questar. The cost of the Y2K project was approximately $5.1 million and Questar Pipeline's portion was $1.0 million.

Questar did not experience a disruption of operations because of Y2K. Preparation for Y2K provided several benefits. Questar completed an inventory of its primary systems and a testing laboratory. Systems were tested and remediated where necessary.
The testing laboratory will become an important part of information-technology management. In response to the Y2K challenge, business contingency plans were revised and successfully tested.

Forward-Looking Statements

The Form 10-K contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar Pipeline. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas prices and availability of gas supplies, competition, regulatory issues, weather conditions and other factors beyond the control of the Company. These other factors include the rate of inflation, and adverse changes in the business or financial condition of the Company.

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

  10.1.*1,3 Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*4 Joint Annual Management Incentive Plan adopted by Questar Pipeline Company, Questar Gas Company, and Questar Regulated Services Company, as amended and restated effective May 18, 1999. (Exhibit No. 10.1. to Form 10-Q Report for quarter ended June 30, 1999.)

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

  10.5.5* Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

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

  10.11.* Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

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

      3The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company, Tennessee Overthrust Gas Company, and Northern Overthrust Pipeline Company as partners.

      4Exhibit so marked is management contract or compensation plan or arrangement.

      5Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

      (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1999.



                       ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a) (1) and (2), and (d)

                      LIST OF FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      YEAR ENDED DECEMBER 31, 1999

                        QUESTAR PIPELINE COMPANY

                          SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Pipeline Company are included in Item 8:

      Consolidated statements of income -- Years ended December 31, 1999, 1998 and 1997

      Consolidated balance sheets -- December 31, 1999 and 1998

      Consolidated statements of cash flows -- Years ended December 31, 1999, 1998 and 1997

      Consolidated statements of shareholder's equity -- Years ended December 31, 1999, 1998 and 1997

      Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                     Report of Independent Auditors

Board of Directors
Questar Pipeline Company

We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 1999 and 1998, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                           /s/Ernst & Young
                                              Ernst & Young

Salt Lake City, Utah
February 7, 2000


QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                              Year Ended December 31,
                                                           1999        1998         1997
                                                       (In Thousands)
REVENUES
  From unaffiliated customers                          $36,922      $37,156     $36,343
  From affiliates                                       75,238       71,401      69,094
    TOTAL REVENUES                                     112,160      108,557     105,437

OPERATING EXPENSES
  Operating and maintenance                             38,534       38,832      37,334
  Depreciation and amortization                         16,743       13,927      14,797
  Other taxes                                            2,488        2,600       2,816
    TOTAL OPERATING EXPENSES                            57,765       55,359      54,947

    OPERATING INCOME                                    54,395       53,198      50,490

OTHER INCOME                                             4,229           78       1,323

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
Income (loss)                                           (5,109)       4,011       4,629
Write-down of investment in partnership                (49,700)
                                                       (54,809)       4,011       4,629

DEBT EXPENSE                                           (17,466)     (14,456)    (13,536)

INCOME (LOSS) BEFORE
INCOME TAXES                                           (13,651)      42,831      42,906

INCOME TAXES (CREDIT)                                   (5,260)      14,940      16,338

       NET INCOME (LOSS)                               ($8,391)     $27,891     $26,568


See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                           December 31,
                                                         1999        1998

CURRENT ASSETS
  Cash and short-term investments                       $2,387       $9,990
  Note receivable from Questar                           1,100
  Accounts receivable                                   17,758       20,234
  Accounts receivable from affiliates                    3,946        1,070
  Inventories, at lower of average
    cost or market                                       2,443        2,203
  Prepaid expenses and deposits                          1,782        1,714
    TOTAL CURRENT ASSETS                                29,416       35,211

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                         332,271      323,953
  Storage                                              218,513      221,220
  Processing                                            20,493
  General and intangible                                44,372       44,428
  Construction work in progress                         82,587       80,855
                                                       698,236      670,456
  Less allowances for depreciation                     228,784      215,589
    NET PROPERTY, PLANT AND EQUIPMENT                  469,452      454,867


INVESTMENT IN UNCONSOLIDATED
    AFFILIATES                                          11,724       54,712

OTHER ASSETS
  Income taxes recoverable from customers                4,323        4,359
  Unamortized costs of reacquired debt                   4,398        4,717
  Other                                                  3,714        3,430
     TOTAL OTHER ASSETS                                 12,435       12,506

                                                      $523,027     $557,296


LIABILITIES AND SHAREHOLDER'S EQUITY

                                                             December 31,
                                                           1999        1998

CURRENT LIABILITIES
  Note payable to Questar                                  $42,500      $38,000
  Accounts payable and accrued expenses
    Accounts and other payable                               7,145       42,882
    Accounts payable to affiliates                           3,409        3,744
    Federal income taxes                                     1,560          383
    Other taxes                                              1,471        3,039
    Accrued interest                                         1,621          999
       Total accounts payable and
         accrued expenses                                   15,206       51,047
    TOTAL CURRENT LIABILITIES                               57,706       89,047

LONG-TERM DEBT                                             245,001      202,991

OTHER LIABILITIES                                            3,118        4,546

DEFERRED INCOME TAXES                                       49,891       63,510

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                         6,551        6,551
  Additional paid-in capital                                82,034       82,034
  Retained earnings                                         78,726      108,617
    TOTAL COMMON SHAREHOLDER'S EQUITY                      167,311      197,202

                                                          $523,027     $557,296

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                  Additional
                                                        Common      Paid-in     Retained
                                                        Stock       Capital     Earnings
                                                                 (In Thousands)
Balance at January 1, 1997                              $6,551      $82,034     $95,908
  1997 net income                                                                26,568
  Cash dividends                                                                (20,750)
Balance at December 31, 1997                             6,551       82,034     101,726
  1998 net income                                                                27,891
  Cash dividends                                                                (21,000)
Balance at December 31, 1998                             6,551       82,034     108,617
  1999 net loss                                                                  (8,391)
  Cash dividends                                                                (21,500)
Balance at December 31, 1999                            $6,551      $82,034     $78,726

See notes to consolidated financial statements.


QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                           1999        1998         1997
                                                                   (In Thousands)
OPERATING ACTIVITIES
  Net income (loss)                                    ($8,391)     $27,891     $26,568
  Depreciation and amortization                         17,847       14,977      15,886
  Deferred income taxes                                (13,619)       1,212       1,526
  Write-down of investment in partnership               49,700
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                7,701       (1,735)     (4,413)

                                                        53,238       42,345      39,567
  Changes in operating assets and liabilities
    Accounts receivable                                   (400)     (10,453)     (3,068)
    Federal income taxes                                 1,177          321         508
    Prepaid expenses and deposits                          (68)         321         (97)
    Accounts payable and accrued expenses              (37,018)      28,847       4,851
    Other                                               (1,586)        (398)      1,475
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                           15,343       60,983      43,236

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                      (36,010)     (88,318)    (26,382)
    Other investments                                  (14,414)     (26,000)     (6,214)
      Total capital expenditures                       (50,424)    (114,318)    (32,596)
  Proceeds from (costs of) disposition
    of property, plant and equipment                     3,578       (3,350)        635
      NET CASH USED IN INVESTING
         ACTIVITIES                                    (46,846)    (117,668)    (31,961)

FINANCING ACTIVITIES
  Change in note receivable from Questar                (1,100)
  Change in note payable to Questar                      4,500       12,200      14,000
  Long-term debt issued                                 42,000       88,400
  Long-term debt repaid                                             (20,000)
  Payment of dividends                                 (21,500)     (21,000)    (20,750)
     NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                            23,900       59,600      (6,750)
          Change in cash and
             short-term investments                     (7,603)       2,915       4,525
   Beginning cash and
     short-term investments                              9,990        7,075       2,550
     ENDING CASH AND SHORT-TERM
       INVESTMENTS                                      $2,387       $9,990      $7,075

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the Company or Questar Pipeline). The Company is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (Questar
Gas) and Questar Energy Services. Questar Pipeline provides storage and interstate transportation of natural gas. A subsidiary, Questar Transportation Services, operates a plant designed to remove carbon dioxide from a pipeline. A subsidiary, Questar Line 90 Company, has acquired an oil pipeline and another subsidiary, Questar Southern Trails Pipeline Company, will be the operator of the pipeline. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates: Questar Pipeline increased its ownership in the Overthrust Pipeline partnership to 72%. The Company acquired an additional 18% interest from another partner effective January 1, 2000. Questar Pipeline is the operator of the Overthrust Segment of the Trailblazer Pipeline System. Approval of all partners is required for all substantive policy matters. Questar Pipeline, through a subsidiary, TransColorado Gas Transmission Company, owns 50% of the TransColorado Pipeline. Generally, the Company's investment in these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down. The Company experienced an other-than-temporary decline in its partnership investment caused by low volumes resulting from unfavorable regional transportation economics.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3% to 33% per year and averaging 3.4% in 1999.

Allowance for Funds Used During Construction: The Company capitalized the cost of capital during the construction period of plant and equipment, which amounted to $4,337,000 in 1999, $686,000 in 1998, and $387,000 in 1997.

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

Summarized information of the partnerships follow:

                                                          1999         1998        1997
                                                                  (In Thousands)
Year Ended December 31,
Revenues                                                $10,676       $7,958      $6,302
Operating income (loss)                                  (3,315)       3,209       1,927
Income (loss)                                           (10,014)       8,601      10,122

At December 31,
   Current assets                                        $5,762      $12,933      $5,291
Total assets                                            325,371      293,034      75,370
Current liabilities                                      24,237       21,751      20,333
Total liabilities                                       248,503      181,967      20,504


Note 3 - Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $42.5 million with an interest rate of 6.61% at December 31, 1999 and $38 million with an interest rate of 5.71% at December 31, 1998.

Questar Pipeline also invests excess cash balances with Questar.
The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the subsidiaries borrowing from Questar. Note receivable from Questar as of December 31, 1999 amounted to $1.1 million.

Questar Pipeline filed a shelf-registration statement with the Securities and Exchange Commission for the issuance of up to $175 million in medium-term notes effective September 2, 1998. Questar Pipeline issued $42 million in 1999 and $88.4 million of medium-term notes in 1998.

The details of long-term debt at December 31 were as follows:

                                                           1999        1998
                                                            (In Thousands)
  Medium-term notes 5.85% to 7.55%,
    due 2008 to 2019                                    $130,400      $88,400
  9 3/8% debentures due 2021                              85,000       85,000
  9 7/8% debentures due 2020                              30,000       30,000
    Total long-term debt outstanding                     245,400      203,400
  Less unamortized debt discount                             399          409
                                                        $245,001     $202,991

Yearly sinking fund redemptions of the 9 3/8% debt begin in 2002 in the amount of $4,250,000. There are no debt provisions restricting the payment of dividends. Cash paid for interest was $19,030,000 in 1999, $14,761,000 in 1998 and $13,351,000 in 1997.

At December 31, 1999, Questar Pipeline guaranteed $100 million of long-term debt borrowed by TransColorado Gas Transmission Company. The partnership has borrowed $200 million under a three-year revolving-credit arrangement dated October 1998.

Note 4 - Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                      1999                     1998
                                                   Carrying     Estimated   Carrying     Estimated
                                                     Amount    Fair Value     Amount    Fair Value
                                                                         (In Thousands)
Financial assets
    Cash and short-term investments                    $2,387       $2,387      $9,990       $9,990
Financial liabilities
    Short-term loans                                   42,500       42,500      38,000       38,000
    Long-term debt                                    245,001      240,602     202,991      218,309

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

Credit Risk: Questar Pipeline's primary market areas are the Rocky Mountain and southwestern regions of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and collection procedures have adequately provided for usual and customary credit-related losses.

Note 5 - Income Taxes

The components of income taxes for years ended
December 31 were as follows:

                                                           1999        1998         1997
                                                                   (In Thousands)
  Federal
    Current                                                 $7,852      $12,341     $13,247
    Deferred                                               (13,466)       1,257       1,273
  State
    Current                                                    721        1,108       1,542
    Deferred                                                  (367)         234         276
                                                           ($5,260)     $14,940     $16,338

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income
(loss) before income taxes is explained as follows:

                                                           1999        1998         1997
                                                                   (In Thousands)
Income (loss) before income taxes                         ($13,651)     $42,831     $42,906

  Federal income taxes (credit) at
      statutory rate                                       ($4,778)     $14,991     $15,017
  State income taxes, net of federal
    income tax benefit                                         230          872       1,204
  Prior years' tax settlement                                 (410)        (388)        134
  Other                                                       (302)        (535)        (17)
    Income taxes                                           ($5,260)     $14,940     $16,338

Effective income tax rate                                     38.5%        34.9%       38.1%

Significant components of the Company's deferred tax liabilities and assets at December 31 were as follows:

                                                           1999        1998
                                                            (In Thousands)
  Property, plant and equipment                            $66,008      $57,033
  Other                                                      7,173        6,879
    Total deferred tax liabilities                          73,181       63,912

Deferred tax assets
  Associated with write-down
     of investment in partnership                           18,400
  Capitalized A & G and other                                4,890          402
    Total deferred tax assets                               23,290          402
      Net deferred tax liabilities                         $49,891      $63,510

Cash paid for income taxes was $7,353,000 in 1999, $13,004,000 in 1998 and $13,844,000 in 1997.

Note 6 - Rate Matters, Litigation and Commitments

A subsidiary of Questar Pipeline, Questar Southern Trails Pipeline Company, filed an application with the FERC in January 1999 requesting permission to convert a 700-mile crude oil pipeline, extending from New Mexico to Long Beach, California, to carry natural gas. The application also seeks authority to install required compression equipment and to upgrade the system to carry 120 MMDth of gas per day on the western segment and up to 87.5 MMDth per day on the eastern segment. A preliminary determination on non-environmental issues was ordered by the FERC October 15, 1999 that provided a favorable outcome. The environmental process is continuing and the FERC will not grant a final certificate until the environmental review process is completed. A certificate could be granted in the late in 2000. Because of the time necessary to obtain regulatory approval, meet construction schedules and gauge current market conditions, Questar Pipeline does not expect to have the line in service before mid-2001.

Overthrust Pipeline, a pipeline partnership operated by Questar Pipeline, filed a general rate case on October 1, 1999 requesting a $1 million increase in annual rates. Hearings before the FERC are scheduled for August 21, 2000. Overthrust is seeking a settlement with the FERC and shippers prior to the August 2000 hearing date.

Questar Pipeline last filed a general rate case in 1995, and the FERC granted an 11.75% return on equity.

Questar and its affiliates are involved in several cases filed by an independent producer, Jack Grynberg. The first case resulted in an adverse jury verdict in 1994; the presiding federal district court judge in Wyoming entered a judgment as a matter of law that vacated most portions of the original jury verdicts. The Tenth Circuit Court of Appeals, in January of 2000, reinstated some portions of the original jury verdict. Specifically, the appellate court reversed the trial court's judgment on take-or-pay, breach of contract, intentional interference with a contract, and price on deregulation claims. The Tenth Circuit upheld the district court's determination on duty to decontrol, working interest ownership, and stolen gas claims. The final judgment will be paid by Questar Gas, who assumed all of the Company's gas supply functions after the issuance of FERC Order 636.

Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is liable for the judgment, which it estimates at $5.1 million, when interest is added to the portions of the jury verdict that were reinstated on appeal. Questar Gas plans to include any amounts that it is required to pay to Grynberg in its gas purchase balancing account.

Grynberg filed a second case before the same federal district court in 1997, alleging new claims, including antitrust and fraud, in addition to the same claims raised in the initial litigation for a later period of time. This case has been stayed pending the outcome of the Tenth Circuit appeal, although the district court did rule favorably on Questar's motion for a partial summary judgment.

Questar affiliates are also named defendants in a lawsuit filed by Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry-wide mismanagement of the value of gas on which royalty payments are due the federal government. The complaint also seeks treble damages and imposition of civil penalties.

It is too early to estimate the outcome of the various cases filed by Grynberg against Questar affiliates, with the exception of the first case that has been resolved by the Tenth Circuit.

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

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 1999, Questar's fair value of plan assets exceeded the net benefit obligation.

Eligible employees in Regulated Services were offered an
early-retirement program that was effective July 31, 1998.
Enhanced benefits were paid to 178 employees taking advantage of
the offer.   Costs associated with the early-retirement program are
being amortized over a five-year period in accordance with anticipated regulatory treatment.

Pension cost was $411,000 in 1999, $382,000 in 1998 and $520,000 in
1997.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Pipeline pays a portion of postretirement health-care costs as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. The FERC allows rate-recovery of future postretirement benefits costs to the extent that contributions are made to an external trust. Questar Pipeline has recorded a $1.1 million regulatory liability as of December 31, 1999. As a result of returns earned on investments, the Company recorded a $223,000 expense reduction in 1999. Costs of postretirement benefits other than pensions were $69,000 in 1998 and $257,000 in 1997.

Questar Pipeline's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: Questar Pipeline recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The Company has a regulatory asset amounting to $671,000 as of December 31, 1999.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction. The Company makes matching contributions of Questar common stock to the Plan of approximately 75%, increasing to 80% in 1999, of the employees' purchases and contributes an additional
$200 of common stock in the name of each eligible employee.   The
Company's expense and contribution to the plan was $281,000 in 1999, $302,000 in 1998 and $348,000 in 1997.

Note 8 - Related-Party Transactions

Regulated Services began providing administrative, technical and accounting support in 1997 and legal and regulatory support in 1998. Regulated Services charged Questar Pipeline $22,623,000 in 1999, $15,271,000 in 1998 and $12,895,000 in 1997. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $71,636,000 in 1999, $67,528,000 in 1998 and
$64,924,000 in 1997. The Company also received revenues from other affiliated companies totaling $3,602,000 in 1999, $3,873,000 in 1998 and $4,170,000 in 1997.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services which totaled $2,424,000 in 1999, $2,173,000 in 1998 and $2,748,000 in 1997. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. Direct charges paid by the Company to Questar InfoComm amounted to $8,345,000 in 1999, $10,548,000 in 1998 and $9,458,000 in 1997.

Questar Pipeline has a 12-year lease with an option for renewal with an affiliate for some space in an office building located in Salt Lake City, Utah. The annual lease payment in 1999 and for the next four years is $580,000.

The Company incurred debt expense payable to Questar of $2,087,000 in 1999, $2,420,000 in 1998 and $348,000 in 1997.


                               SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

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


  /s/ D. N. Rose                 President & Chief Executive Officer;
 D. N. Rose                      Director (Principal Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief
 S. E. Parks                     Financial Officer (Principal
                                 Financial Officer)


  /s/ G. H. Robinson             Vice President and Controller
 G. H. Robinson                  (Principal Accounting Officer)


*R. D. Cash                      Chairman of the Board; Director
*U. Edwin Garrison               Director
*Marilyn S. Kite                 Director
*Scott S. Parker                 Director
*D. N. Rose                      Director


March 28, 2000                   *By  /s/ D. N. Rose
  Date                                D. N. Rose, Attorney in Fact


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

  10.1.*1,3 Overthrust Pipeline Company General Partnership Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

  10.2.*4 Joint Annual Management Incentive Plan adopted by Questar Pipeline Company, Questar Gas Company, and Questar Regulated Services Company, as amended and restated effective May 18, 1999. (Exhibit No. 10.1. to Form 10-Q Report for quarter ended June 30, 1999.)

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

  10.5.5* Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

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

  10.11.* Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

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

      3The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company, Tennessee Overthrust Gas Company, and Northern Overthrust Pipeline Company as partners.

      4Exhibit so marked is management contract or compensation plan or arrangement.

      5Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

      (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1999.