Form 10-Q
period 2000-03-31
QUESTAR PIPELINE CO
filed 2000-05-15
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      OR

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

   Class                                  Outstanding as of April 30, 2000
Common Stock, $1.00 par value                     6,550,843 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended              12 Months Ended
                                        March 31,                    March 31,
                                           2000          1999          2000           1999
                                      (In Thousands)
REVENUES                               $     29,858  $     27,166  $     114,852  $    108,474

OPERATING EXPENSES
  Operating and maintenance                   9,965         9,389         39,110        38,294
  Depreciation                                4,180         3,976         16,947        14,060
  Other taxes                                   678           737          2,429         2,664

    TOTAL OPERATING EXPENSES                 14,823        14,102         58,486        55,018

    OPERATING INCOME                         15,035        13,064         56,366        53,456

INTEREST AND OTHER
    INCOME                                      880           809          4,300           973

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                                 220         1,491         (6,380)        5,095
  Write-down of investment
    in partnership                                                       (49,700)
                                                220         1,491        (56,080)        5,095

DEBT EXPENSE                                 (4,699)       (4,177)       (17,988)      (15,199)

    INCOME (LOSS) BEFORE
        INCOME TAXES                         11,436        11,187        (13,402)       44,325

INCOME TAXES (CREDITS)                        4,312         4,225         (5,173)       16,026

         NET INCOME (LOSS)             $      7,124  $      6,962  $      (8,229) $     28,299

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31,                  December 31,
                                           2000          1999          1999
                                       (Unaudited)
                                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term
      investments                      $      1,363                $       2,387
  Notes receivable from
      Questar Corporation                     2,300                        1,100
  Accounts receivable                         8,300  $      4,893         21,704
  Inventories - materials
     and supplies                             2,538         2,890          2,443
  Other current assets                        1,550         1,572          1,782
    Total current assets                     16,051         9,355         29,416

Property, plant and equipment               708,002       671,908        698,236
Less allowances for
    depreciation                            231,699       219,630        228,784
  Net property, plant
        and equipment                       476,303       452,278        469,452

Investment in unconsolidated
     affiliates                              18,968        58,054         11,724
Other assets                                 12,356         9,683         12,435

                                       $    523,678  $    529,370  $     523,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                                 $        820
  Notes payable to Questar
    Corporation                        $      8,400        20,500  $      42,500
  Accounts payable and accrued
    expenses                                 17,125        40,506         15,206
    Total current liabilities                25,525        61,826         57,706

Long-term debt                              245,006       203,007        245,001
Other liabilities                             3,319         1,562          3,118
Deferred income taxes                        50,768        64,185         49,891

Common shareholder's equity
  Common stock                                6,551         6,551          6,551
  Additional paid-in capital                112,034        82,034         82,034
  Retained earnings                          80,475       110,205         78,726
    Total common shareholder's equity       199,060       198,790        167,311

                                       $    523,678  $    529,370  $     523,027

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                      3 Months Ended
                                        March 31,
                                           2000          1999
                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                           $      7,124  $      6,962
  Depreciation                                4,454         4,063
  Deferred income taxes                         877           675
  Earnings from unconsolidated
   affiliates, net of cash
   distributions                               (220)         (642)
                                             12,235        11,058
  Change in operating assets and
    liabilities                              15,745         5,181

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES               27,980        16,239

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                         (10,592)       (2,180)
    Investment in unconsolidated
         affiliates                          (7,024)       (2,700)
      Total capital expenditures            (17,616)       (4,880)
   Proceeds from (costs of)
   disposition of  property,
      plant and equipment                      (713)          706

      NET CASH USED IN INVESTING
        ACTIVITIES                          (18,329)       (4,174)

FINANCING ACTIVITIES
  Checks outstanding in excess
      of cash balances                                        820
  Increase in notes receivable from
      Questar Corporation                    (1,200)
  Decrease in notes payable to
      Questar Corporation                   (34,100)      (17,500)
  Capital contribution                       30,000
  Payment of dividends                       (5,375)       (5,375)

      NET CASH USED IN
        FINANCING ACTIVITIES                (10,675)      (22,055)

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                $     (1,024) $     (9,990)

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                                      3 Months Ended
                                        March 31,
                                          2000          1999
                                      (In Thousands)

Revenues                               $      2,478  $      1,055
Operating income (loss)                      (2,644)          282
Income (loss) before
   income taxes                              (5,490)        2,665


Note 3 - Receipt of Capital Contribution

On March 1, 2000, Questar Pipeline received a $30 million contribution of capital from its parent company that was used to repay short-term debt owed to Questar Corporation.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
March 31, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                      3 Months Ended              12 Months Ended
                                        March 31,                    March 31,
                                           2000          1999          2000           1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers          $      9,596  $      9,021  $      37,497  $     37,112
  From affiliates                            20,262        18,145         77,355        71,362
    Total revenues                     $     29,858  $     27,166  $     114,852  $    108,474

Operating income                       $     15,035  $     13,064  $      56,366  $     53,456
Net income (loss)                             7,124         6,962         (8,229)       28,299

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers               29,095        25,946        139,035       113,915
    For Questar Gas

                        36,315        35,635        106,179       104,805
    For other affiliated customers            1,325         3,380         10,098        25,400
      Total transportation                   66,735        64,961        255,312       244,120

   Transportation revenue
     (per decatherm)                   $       0.27  $       0.27  $        0.28  $       0.29

Revenues were higher in the 3-and 12-month periods of 2000 compared with the 1999 periods due primarily to the addition of gas-processing operations. A subsidiary of Questar Pipeline, Questar Transportation Services, began operations at mid-year 1999 to remove carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. Revenues for firm-transportation increased 4% in the 2000 quarter compared to 1999 from the addition of several firm-transportation contracts. Transportation revenues were flat in the twelve month periods.

Operating and maintenance expenses were higher in the 2000 periods when compared with the 1999 periods due primarily from the inclusion of gas-processing operations in mid-1999. Increased investments in capital projects, mainly the gas processing plant, resulted in higher depreciation charges in the 2000 periods compared with the 1999 periods. Other taxes declined 8% in the 2000 quarter compared with the year ago quarter mainly from lower property tax rates in 2000.

Interest and other income was higher in the 2000 periods presented compared to the 1999 periods mainly from AFUDC (capitalized financing costs) associated with Questar Pipeline's capital projects.

Earnings from unconsolidated affiliate were lower in the 2000 periods compared with the 1999 periods. AFUDC of $1,265,000 associated with the TransColorado pipeline was recorded in the first quarter 1999, with no comparable amounts recorded in the 2000 quarter. The decline in earnings for the twelve months was due mainly to lower AFUDC from TransColorado and a 1999 pretax operating loss from a TransColorado of $8.2 million.

Debt expense was higher in the 2000 periods compared to the 1999 periods because of additional long-term borrowings. The Company borrowed $42 million in October 1999 through a medium-term note program. The notes have a 10-year life and a weighted-average coupon rate of 7.48%. The Company capitalizes a portion of interest costs associated with construction projects in 2000.

The effective income tax rate was 37.7% in the 2000 quarter compared with 37.8% in the 1999 quarter.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of $27,980,000 in the first quarter of 2000 was $11,741,000 more than the amount reported for the same period of 1999 due primarily to changes in operating assets and liabilities. The changes were associated primarily from lower payments to vendors when compared with a year ago due to the completion of construction projects.

Investing Activities

Capital expenditures were $17,616,000 in the first quarter of 2000 compared with $4,880,000 in the corresponding 1999 period. The increase in the 2000 period is primarily due to expenditures for the Southern Trails pipeline and the purchase of an additional 18% interest in the Overthrust Pipeline partnership effective January 1, 2000. Capital expenditures for calendar year 2000 are estimated to be $68.3 million.

Financing Activities

On March 1, 2000, Questar Pipeline received a $30 million contribution of capital from its parent company. The capital contribution plus the cash generated from operations allowed the Company to repay $34.1 million of short-term debt borrowed from Questar Corporation and to fund first-quarter capital expenditures. Questar Corporation makes loans to the Company under a short-term arrangement. As of March 31, Questar Pipeline had borrowed from
Questar $8.4 million in 2000 and $20.5 million in 1999.   Remaining
2000 capital expenditures are expected to be financed with net cash provided from operating activities, borrowings from Questar Corporation and issuing medium-term debt.

Regulatory Matters

The Federal Energy Regulatory Commission (FERC) issued a preliminary determination approving Questar Southern Trails' proposal to convert a 700-mile pipeline from liquid transportation to natural gas transportation. However, an issuance of a certificate is dependent on completion of a favorable environmental review. Questar Pipeline is actively working to complete the environmental review and on marketing efforts to subscribe the pipeline capacity.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The issue is the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. For the Company, the guidelines of SAB 101are effective in the second quarter of 2000.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas prices and availability of gas supplies, competition, regulatory issues, weather conditions and other factors beyond the control of the Company. These other factors include the rate of inflation and adverse changes in the business or financial condition of the Company.

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

                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings.

     Questar Pipeline Company (Questar Pipeline or the Company) is involved in two active cases filed by an independent producer, Jack Grynberg. (See the Company's Form 10-K for 1999, Item 3. Legal Proceedings, for a discussion of the two cases and related matters.)
 One of the two cases is pending in a Utah state district court and involves allegations of breach of contract, fraud, breach of fiduciary responsibilities, and negligent misrepresentation. The trial court judge ruled against the Company's initial motions to dismiss or stay the proceedings pending the resolution of issues involving the parties in other forums. Questar Pipeline recently filed a new motion to dismiss, urging that Grynberg's claims are barred by the relevant statute of limitations, are preempted by federal law with the Federal Energy Regulatory Commission having exclusive authority, are not plead with the necessary particularity for fraud, etc. The Company has also requested the court to stay discovery until ruling on the motion and has formally objected to all of Grynberg's discovery requests.

     The second case is part of Grynberg's massive attack on pipelines and their affiliates alleging industry-wide mismeasurement of the value of gas on which royalty payments are due the federal government. The case against Questar Pipeline is one of 76 substantially similar complaints filed under the Federal False Claims Act. The cases have been consolidated for discovery and pre-trial rulings in Wyoming's federal district court. The district judge has not ruled on the defendants' joint motion to dismiss the lawsuit.

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

                                   QUESTAR PIPELINE COMPANY
                                       (Registrant)



May 12, 2000                            /s/ D. N. Rose
                                        D. N. Rose
                                        President and Chief Executive
                                        Officer


May 12, 2000                            /s/ S. E. Parks
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer


                            EXHIBIT INDEX

Exhibit
Number    Exhibit

   12.    Ratio of earnings to fixed charges.