Form 10-Q
period 2000-06-30
QUESTAR PIPELINE CO
filed 2000-08-11
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

             Class                  Outstanding as of July 31, 2000
Common Stock, $1.00 par value               6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and

(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended      6 Months Ended        12 Months Ended
                                     June 30,            June 30,              June 30,
                                       2000      1999      2000       1999       2000       1999
                                    (In Thousands)
REVENUES                             $ 29,407  $ 27,036  $  59,265  $  54,202  $ 117,223  $ 108,911

OPERATING EXPENSES
  Operating and maintenance             9,768     8,331     19,733     17,720     40,547     37,059
  Depreciation                          4,271     4,098      8,451      8,074     17,120     15,686
  Other taxes                             684       699      1,362      1,436      2,414      2,848

    TOTAL OPERATING EXPENSES           14,723    13,128     29,546     27,230     60,081     55,593

    OPERATING INCOME                   14,684    13,908     29,719     26,972     57,142     53,318

INTEREST AND OTHER
    INCOME                                705     2,441      1,585      3,250      2,564      3,404

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                           176    (1,555)       396        (64)    (4,649)     2,797
  Write-down of investment in partnership                                        (49,700)
                                          176    (1,555)       396        (64)   (54,349)     2,797

DEBT EXPENSE                           (4,392)   (4,038)    (9,091)    (8,215)   (18,342)   (15,737)

    INCOME (LOSS) BEFORE
        INCOME TAXES                   11,173    10,756     22,609     21,943    (12,985)    43,782

INCOME TAXES                            4,097     3,724      8,409      7,949     (4,800)    15,511

         NET INCOME (LOSS)           $  7,076  $  7,032  $  14,200  $  13,994  $  (8,185) $  28,271


See notes to financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                     June 30,           December 31,
                                       2000      1999      1999
                                    (Unaudited)
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments    $  1,662            $   2,387
  Notes receivable from Questar                              1,100
    Corporation
  Accounts receivable                   9,428  $ 10,740     21,704
  Inventories - materials and           2,451     3,245      2,443
    supplies
  Other current assets                  1,491     1,431      1,782
    Total current assets               15,032    15,416     29,416

Property, plant and equipment         715,523   682,157    698,236
Less allowances for depreciation      236,247   224,039    228,784
    Net property, plant and
       equipment                      479,276   458,118    469,452
Investment in unconsolidated
     affiliates                        19,144    58,013     11,724
Other assets                           14,788    11,954     12,435

                                     $528,240  $543,501  $ 523,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
      cash balances                            $    893
  Notes payable to Questar
     Corporation                     $ 14,600    53,400  $  42,500
  Accounts payable and accrued
    expenses                           11,308    18,334     15,206
    Total current liabilities          25,908    72,627     57,706

Long-term debt                        245,011   202,992    245,001
Other liabilities                       5,098     1,610      3,118
Deferred income taxes                  51,462    65,826     49,891

Common shareholder's equity
  Common stock                          6,551     6,551      6,551
  Additional paid-in capital          112,034    82,034     82,034
  Retained earnings                    82,176   111,861     78,726
    Total common shareholder's
       equity                         200,761   200,446    167,311

                                     $528,240  $543,501  $ 523,027

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                               June 30,
                                                 2000      1999
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $ 14,200  $  13,994
  Depreciation                                    9,002      8,472
  Deferred income taxes                           1,571      2,316
  (Income) loss from unconsolidated
    affiliates, net of cash distributions          (396)       713
                                                 24,377     25,495
  Change in operating assets and
     liabilities                                  8,298    (25,291)

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                   32,675        204

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                             (18,210)   (12,647)
    Investment in unconsolidated affiliates      (7,024)    (4,014)
      Total capital expenditures                (25,234)   (16,661)
   Proceeds from (costs of) disposition of
      property, plant and equipment                (616)       924

      NET CASH USED IN INVESTING
        ACTIVITIES                              (25,850)   (15,737)

FINANCING ACTIVITIES
  Checks outstanding in excess of
      cash balances                                            893
  Decrease in notes receivable from
      Questar Corporation                         1,100
  Increase (decrease) in notes payable to
      Questar Corporation                       (27,900)    15,400
  Capital contribution                           30,000
  Payment of dividends                          (10,750)   (10,750)

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                     (7,550)     5,543

      DECREASE IN CASH AND SHORT-
       TERM INVESTMENTS                        $   (725) $  (9,990)

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation and processing of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below. Income before income taxes includes capitalized financing charges called allowance for funds used during construction (AFUDC).

                                    6 Months Ended
                                     June 30,
                                      2000      1999
                                    (In Thousands)

Revenues                             $  5,006  $  4,757
Operating loss                         (4,570)     (634)
Loss before income taxes              (10,840)   (1,066)

Note 3 - Receipt of Capital Contribution

On March 1, 2000, Questar Pipeline received a $30 million contribution of capital from its parent company that was used to repay short-term debt owed to Questar
Corporation.

Item 2.  Management's Discussion and Analysis of
Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                    3 Months Ended      6 Months Ended        12 Months Ended
                                     June 30,            June 30,              June 30,
                                       2000      1999      2000       1999       2000       1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers        $ 10,305  $  9,754  $  19,901  $  18,775  $  38,048  $  37,778
  From affiliates                      19,102    17,282     39,364     35,427     79,175     71,133
    Total revenues                   $ 29,407  $ 27,036  $  59,265  $  54,202  $ 117,223  $ 108,911

Operating income                     $ 14,684  $ 13,908  $  29,719  $  26,972  $  57,142  $  53,318
Net income (loss)                       7,076     7,032     14,200     13,994     (8,185)    28,271

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers         35,803    34,765     64,898     60,711    140,073    117,391
    For Questar Gas                    24,046    26,084     60,361     61,719    104,141    103,838
    For other affiliated customers      1,676     5,078      3,001      8,458      6,696     22,929
      Total transportation             61,525    65,927    128,260    130,888    250,910    244,158

   Transportation revenue (per decat $   0.29  $   0.26  $    0.28  $    0.27  $    0.29  $    0.29

Revenues were higher in the 2000 periods compared with the 1999 periods due to gas-processing operations added mid-year 1999 and increased transportation demand.
Gas-processing revenues amounted to $1.7 million in the second quarter and $3.5 million in the first half of 2000. The gas-processing operations remove carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. Transportation revenues increased
2% in the second quarter and 3% in the first half of 2000 compared to the same periods of 1999 as a result of the addition of several short-term firm-transportation contracts. Storage revenues were 3% lower in the second quarter and 1% lower in the first half of 2000.

Operating and maintenance (O & M) expenses were higher in
the 2000 periods when compared with the 1999 periods due
to the combined effect of one-time adjustments recorded
last year that were not repeated in 2000 and the
inclusion of gas-processing operations in mid-1999.   The
one-time adjustments, mostly to capitalize costs incurred in constructing plant assets, reduced O & M expenses by $1.8 million in the second quarter of 1999. O & M expenses related to gas processing amounted to $.6 million in the second quarter and $1.1 million in the first half of 2000.

Increased investments in capital projects, mainly the gas processing plant, resulted in higher depreciation charges in the 2000 periods compared with the 1999 periods.
Other taxes declined in the 2000 periods compared with the year ago periods mainly from lower property tax rates in 2000.

Interest and other income in the first half of 1999 includes the reversal of a $2.5 million contingency reserve that was not repeated in 2000. The transaction was related to the completion of the TransColorado
Pipeline and one other construction project and increased other income.

Earnings from unconsolidated affiliates in the second quarter and first half of 1999 included operating losses from the TransColorado Pipeline that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

On June 15, 2000, a lawsuit was filed against Questar
Pipeline Company and several of its affiliates by the partner in the TransColorado Pipeline. The Company filed a counterclaim July 27, 2000.

Debt expense was higher in the 2000 periods compared with the 1999 periods because of additional long-term borrowings. The Company borrowed $42 million in October
1999 through a medium-term note program. The amount of interest costs being capitalized with construction projects has increased in the 2000 periods presented.

The effective income tax rate was 37.2% in the first half of 2000 compared with 36.2% in the first half of 1999.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $32,675,000 in the first half of 2000 was $32,471,000 more than the amount reported for the same period of 1999 due primarily to higher income and changes in operating assets and liabilities. The changes were associated primarily from lower payments to vendors when compared with a year ago due to the completion of construction projects.

Investing Activities

Capital expenditures were $25,234,000 in the first half of 2000 compared with $16,661,000 in the corresponding
1999 period. The increase in the 2000 period is primarily due to expenditures for the Southern Trails pipeline and the purchase of an additional 18% interest in the Overthrust Pipeline partnership effective January
1, 2000. Capital expenditures for calendar year 2000 are estimated to be $57.9 million. Capital expenditures include capitalized financing charges (AFUDC) of approximately $2.7 million in 2000 and $2.2 million in 1999.

Financing Activities

Cash flow from operations plus an equity investment from
the Company's parent company were sufficient to fund
capital expenditures, repay a portion of debt owed to
Questar Corporation and pay common dividends.  Questar
Corporation makes loans to the Company under a short-term
arrangement.  As of  June 30, Questar Pipeline had
borrowed from Questar $14.6 million in 2000 and $53.4
million in 1999.   Remaining 2000 capital expenditures
are expected to be financed with net cash provided from operating activities, borrowings from Questar Corporation and a possible equity infusion from the Company's parent company.

Regulatory Matters

The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of convenience and necessity to Questar's Southern Trails Pipeline. The
FERC's July 28 ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. Southern Trails must receive final environmental approvals from state and federal agencies before conversion to carry natural gas can begin. Questar Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern Trail's pipeline capacity.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting
Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. The SEC has postponed the effective date of this ruling from the second quarter of 2000 to the fourth quarter.

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

                        OTHER INFORMATION

Item 1.   Legal Proceedings.

     a. On July 27, 2000, Questar Pipeline Company ("Questar Pipeline" or the "Company") filed an answer, counterclaim, and third party complaint in the lawsuit filed by KN TransColorado, Inc. ("KNTC"). See the Company's Current Report on Form 8-K dated June 15, 2000, for a description of the complaint. Other Questar parties to the proceedings include Questar Corporation ("Questar"), the Company's indirect parent, and Questar TransColorado, Inc. ("QTC"), the Company's subsidiary that is the partner in the TransColorado Gas Transmission Company ("TC Partnership"). The TC Partnership constructed, owns, and currently operates the TransColorado pipeline project.

     In the answer and complaint, the named Questar defendants request a declaratory judgment that the contractual agreements concerning the put are binding and enforceable and seek damages of at least $185,000,000. (QTC has a contractual right to put its 50 percent interest in the TC Partnership to KNTC during a 12-month period commencing March 31, 2001, for $121,000,000 (subject to adjustments specified in the agreement).) The Questar defendants also counterclaimed against specified affiliates of KNTC, including Kinder Morgan, Inc. and KN Interstate Gas Transmission Company (collectively "Kinder"). The counterclaim and complaint include multiple causes of action including breach of contract, fraudulent misrepresentation, breach of covenant of good faith and fair dealing, etc.

     The Questar affiliates deny any wrongdoing of any kind, believe that the allegations are totally without merit, and intend to vigorously defend against the claims and pursue their counterclaims.

     Pending the resolution of the lawsuit, QTC and KNTC, on behalf of the TC Partnership, and Questar Pipeline and Kinder Morgan, as guarantors, have executed an amendment to the credit agreement for the project, to provide that KNTC's lawsuit seeking to dissolve the partnership does not constitute an event of default under its terms.

     b. On July 26, 2000, the Federal Energy Regulatory Commission (the "FERC") granted a certificate of convenience and necessity for the Southern Trails pipeline project. Under the terms of the certificate, Questar Southern Trails Company ("Southern Trails"), the Company's wholly owned subsidiary, has two years in which to convert the line to natural gas. Questar Pipeline purchased the oil line in 1998 and has pursued the necessary regulatory and environmental approvals to convert it and has also pushed for competition within California markets. When the 700-mile line is converted and the necessary compression facilities are installed, up to 90 million cubic feet of natural gas per day (MMcfd) could be shipped on the eastern segment and up to 120 MMcfd on the western segment into southern California. The project has not yet received final environmental approvals, but the final draft of the environmental impact statement has been published.

     Southern Trails will continue its activities to secure the necessary rights of way and obtain market support for the project.

Item 5.   Other Information.

     a. Marilyn S. Kite resigned her positions as a director of the Company and Questar Corporation effective July 1, 2000. She resigned after her appointment to serve as the first woman member of the Wyoming Supreme Court. Ms. Kite had served as a director since May of 1997. The Board of Directors has not appointed a director to fill her term, which expires in May of 2001.

     b. Effective August 1, 2000, David M. Curtis, age 45, was appointed to serve as Controller for Questar Pipeline and other entities within the Regulated Services unit. Mr. Curtis, as Controller, is the Company's primary accounting officer; he has over 17 years of service with the Company and its affiliates. He replaces Mr. Glenn H. Robinson, who was named to serve as an executive officer of Questar effective August 1, 2000.


                              SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                     QUESTAR PIPELINE COMPANY
                                         (Registrant)



August 10, 2000                      /s/ D. N. Rose
                                     D. N. Rose
                                     President and Chief Executive
Officer



August 10, 2000                      /s/ S. E. Parks
                                     S. E. Parks
                                     Vice President, Treasurer, and
                                     Chief Financial Officer