Form 10-Q/A
period 2000-06-30
QUESTAR PIPELINE CO
filed 2000-08-21
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A
(Mark One)

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

           Exhibit No.  Exhibit

              12.        Ratio of earnings to fixed charges.

           (b)   Questar Pipeline filed a Current Report on
                 Form 8-K dated June 15, 2000, describing the lawsuit mentioned above in paragraph a. Legal
                 Proceedings.  No financial statements were filed.

                           SIGNATURES

           Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR PIPELINE COMPANY
                                         (Registrant)



     August 15, 2000               /s/D. N. Rose
                                   D. N. Rose
                                   President and Chief Executive Officer



     August 15, 2000               /s/S. E. Parks
                                   S. E. Parks
                                   Vice President, Treasurer, and
                                   Chief Financial Officer