Form 10-Q
period 2000-09-30
QUESTAR PIPELINE CO
filed 2000-11-14
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          Class                       Outstanding as of October 31, 2000
Common Stock, $1.00 par value                   6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and
(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended      9 Months Ended       12 Months Ended
                                    September 30,       September 30,        September 30,
                                       2000      1999      2000       1999      2000      1999
                                    (In Thousands)
REVENUES                             $ 28,187  $ 28,344  $  87,452  $ 82,546  $117,066  $110,022

OPERATING EXPENSES
  Operating and maintenance            10,783     9,439     30,516    27,159    41,891    36,007
  Depreciation                          2,949     4,774     11,400    12,848    15,295    16,666
  Other taxes                             716       703      2,078     2,139     2,427     2,854

    TOTAL OPERATING EXPENSES           14,448    14,916     43,994    42,146    59,613    55,527

    OPERATING INCOME                   13,739    13,428     43,458    40,400    57,453    54,495

INTEREST AND OTHER INCOME                 688       416      2,273     3,666     2,836     3,833

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                           324    (2,304)       720    (2,368)   (2,021)     (451)
  Write-down of investment in
     partnership                                                               (49,700)
                                          324    (2,304)       720    (2,368)  (51,721)     (451)

DEBT EXPENSE                           (4,295)   (4,387)   (13,386)  (12,602)  (18,250)  (16,518)

    INCOME (LOSS) BEFORE
        INCOME TAXES                   10,456     7,153     33,065    29,096    (9,682)   41,359

INCOME TAXES                            3,890     2,685     12,299    10,634    (3,595)   14,591

         NET INCOME (LOSS)           $  6,566  $  4,468  $  20,766  $ 18,462  $ (6,087) $ 26,768


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 30,       December 31,
                                       2000      1999      1999
                                    (Unaudited)
                                              (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents          $    854            $   2,387
  Notes receivable from Questar Corp    8,400                1,100
  Accounts receivable                   7,687  $ 24,860     21,704
  Inventories - materials and
     supplies, at lower of average
  cost or market                        2,520     2,916      2,443
  Prepaid expenses and other            1,568     1,750      1,782
    Total current assets               21,029    29,526     29,416

Property, plant and equipment         721,314   692,616    698,236
Less allowances for depreciation      239,446   228,207    228,784
    Net property, plant and
       equipment                      481,868   464,409    469,452

Investment in unconsolidated
   affiliates                          20,029    54,737     11,724
Other assets                           17,611    11,887     12,435

                                     $540,537  $560,559  $ 523,027

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
      cash balance                             $    107
  Notes payable to Questar Corp.     $  9,500    72,300  $  42,500
  Accounts payable and accrued
    expenses                           22,587    17,185     15,206
    Total current liabilities          32,087    89,592     57,706

Long-term debt                        245,015   202,996    245,001
Other liabilities                       8,717     1,602      3,118
Deferred income taxes                  52,766    66,830     49,891

Common shareholder's equity
  Common stock                          6,551     6,551      6,551
  Additional paid-in capital          112,034    82,034     82,034
  Retained earnings                    83,367   110,954     78,726
    Total common shareholder'
       equity                         201,952   199,539    167,311

                                     $540,537  $560,559  $ 523,027

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                 2000      1999
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                   $ 20,766  $  18,462
  Depreciation                                   12,233     13,445
  Deferred income taxes                           2,875      3,320
  (Income) loss from unconsolidated
    affiliates, net of cash distributions           720      3,988
                                                 36,594     39,215
  Change in operating assets and
     liabilities                                 21,971    (40,486)

       NET CASH PROVIDED FROM (USED IN)
          OPERATING ACTIVITIES                   58,565     (1,271)

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                             (23,261)   (23,443)
    Investment in unconsolidated affiliates      (9,024)    (4,014)
      Total capital expenditures                (32,285)   (27,457)
   Proceeds from (costs of) disposition of
      property, plant and equipment              (1,388)       456

      NET CASH USED IN INVESTING
        ACTIVITIES                              (33,673)   (27,001)

FINANCING ACTIVITIES
  Checks outstanding in excess of
      cash balance                                             107
  Increase in notes receivable from
      Questar Corp.                              (7,300)
  Increase (decrease) in notes payable to
      Questar Corp.                             (33,000)    34,300
  Equity investment                              30,000
  Payment of dividends                          (16,125)   (16,125)

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                    (26,425)    18,282

      DECREASE IN CASH AND CASH
        EQUIVALENTS                            $ (1,533) $  (9,990)

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships.
Summarized operating results of the partnerships are listed below. In 1999, income before income taxes includes capitalized financing charges called allowance for funds used during construction (AFUDC).

                                    9 Months Ended
                                    September 30,
                                      2000      1999
                                    (In Thousands)

Revenues                             $  9,113  $  7,268
Operating loss                         (4,978)   (2,362)
Loss before income taxes              (14,532)   (5,839)


Note 3 - Receipt of Equity

On March 1, 2000, Questar Pipeline received a $30 million equity investment from its parent company that was used to repay short-term debt.

Item 2.  Management's Discussion and Analysis of
Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 2000
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                    3 Months Ended      9 Months Ended       12 Months Ended
                                    September 30,       September 30,        September 30,
                                       2000      1999      2000       1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers        $ 10,454  $  8,863  $  30,355  $ 27,638  $ 39,639  $ 37,063
  From affiliates                      17,733    19,481     57,097    54,908    77,427    72,959
    Total revenues                   $ 28,187  $ 28,344  $  87,452  $ 82,546  $117,066  $110,022

Operating income                     $ 13,739  $ 13,428  $  43,458  $ 40,400  $ 57,453  $ 54,495
Net income (loss)                       6,566     4,468     20,766    18,462    (6,087)   26,768

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers         44,228    38,314    109,126    99,025   145,987   122,653
    For Questar Gas                    13,357    14,236     73,718    75,955   103,262   103,073
    For other affiliated customers      2,436     1,006      5,437     9,464     8,126    16,708
      Total transportation             60,021    53,556    188,281   184,444   257,375   242,434

   Transportation revenue
      (per decatherm)                $   0.28  $   0.32  $    0.28  $   0.28  $   0.28  $   0.29

Revenues were higher in the nine months and twelve months ended September 30, 2000 when compared with the same periods of 1999 due to gas-processing operations added mid-year 1999 and increased transportation demand. A
$1.3 million reduction in and subsequent refund of processing fees in September 2000 caused third quarter
2000 revenues to fall below third quarter 1999 levels.
Processing fees are determined on the basis of cost of service. The refund was the result of lower depreciation costs. Even considering the refund, gas-processing revenues for the first nine months of 2000 were $2.7 million higher than was reported for the same period of 1999. The gas-processing operations remove carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. Transportation revenues increased 3% in the third quarter and the first nine months of 2000 as a result of the addition of several short-term firm-transportation contracts. Storage revenues were 1% lower in the third quarter and the first nine months of 2000.

Operating and maintenance (O & M) expenses were higher in
the 2000 periods when compared with the 1999 periods due
to the combined effect of one-time adjustments recorded
last year that were not repeated in 2000, the inclusion
of gas-processing operations beginning in mid-1999 and
$.5 million of additional legal expenses.  The one-time
adjustments, mostly to capitalize costs incurred in
constructing plant assets, reduced O & M expenses by $1.8
million in the second quarter of 1999.   Gas processing
costs were responsible for roughly $2 million of the increase in O & M expenses in the first nine months of 2000.

On June 15, 2000, a lawsuit was filed against Questar
Pipeline Company and several of its affiliates by the
partner in the TransColorado Pipeline.  The Company filed
a counterclaim July 27, 2000.   The Company has been
incurring expenses in the defense of its position in the case.

Depreciation expense was reduced by $1.3 million in the third quarter of 2000 reflecting a change from 10 years to 20 years in the estimated useful life of the gas processing plant. Depreciation on the plant is calculated on the straight line method.

Interest and other income in the first nine months of 1999 was increased by the reversal of a $2.5 million contingency reserve that was not repeated in 2000. The transaction was related to the completion of the TransColorado Pipeline and another construction project.

Earnings from unconsolidated affiliates in 1999 included the Company's share of losses reported by TransColorado of $2.6 million for the third quarter and $3.2 million for the first nine months that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

Debt expense was higher in the nine-and twelve-month periods of 2000 when compared with the 1999 periods because of additional long-term borrowings. The Company borrowed $42 million in October 1999 through a medium-term note program. The amount of capitalized interest costs associated with construction projects has increased by $.4 million in the first nine months of 2000 when compared with the prior year period.

The effective income tax rate was 37.2% in the first nine months of 2000 compared with 36.5% in the 1999 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $57,125,000 in the first nine months of 2000 was $58,396,000 more than the amount reported for the same period of 1999 due primarily to higher income and changes in operating assets and liabilities. The changes were associated primarily from lower payments to vendors when compared with a year ago due to the completion of construction projects.

Investing Activities

Capital expenditures were $30,845,000 in the first nine months of 2000 compared with $27,457,000 in the corresponding 1999 period. The increase in the 2000 period is primarily due to expenditures for the Southern
Trails pipeline and the purchase of an additional 18% interest in the Overthrust Pipeline partnership effective
January 1, 2000. Capital expenditures for calendar year
2000 are estimated to be $57.9 million. Capital expenditures include capitalized financing charges
(AFUDC) of approximately $4.2 million in 2000 and $3.2 million in 1999.

Financing Activities

Cash flow from operations plus an equity investment from
the Company's parent company were sufficient to fund
capital expenditures, repay a portion of debt owed to
Questar Corporation and pay common dividends.  Questar
Corporation makes loans to the Company under a short-term
credit arrangement.  Borrowings from Questar as of
September 30, amounted to $9.5 million in 2000 and $72.3
million in 1999.   Remaining 2000 capital expenditures
are expected to be financed with net cash provided from operating activities, borrowings from Questar Corporation and a possible equity investment from the Company's parent company.

Early Retirement Offered

On August 28, 2000, Questar's Regulated Services unit announced an early retirement window program to be effective October 31, 2000. A total of 281 employees and 14 disability recipients from Questar Gas, Questar
Pipeline and Questar Regulated Services were eligible for the enhanced benefit. The offer was accepted by 262 of Regulated Services' employees and all 14 long-term disability recipients. The window program is projected to result in pretax labor cost savings for Regulated
Services of over $1 million in 2000 and $6-8 million yearly.

Regulatory Matters

The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of convenience and necessity to Questar's Southern Trails Pipeline. The
FERC's July 28 ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. Southern Trails must receive final environmental approvals from state and federal agencies before conversion to carry natural gas can begin. Under the terms of the certificate, the Company has two years in which to convert the line to carry natural gas. Questar Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern Trails' pipeline capacity.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission (SEC)

In December 1999, the SEC issued Staff Accounting
Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The SEC expects companies that make conditional sales to postpone fully recognizing revenues until the earnings process is completed. The
Company records revenues when services are provided or products are delivered. Periodically revenues are collected subject to refunds pending final orders from regulatory agencies. In those situations, revenues are reported net of estimated refunds. The pronouncement is effective for Questar Pipeline beginning with the fourth quarter of 2000 and is not expected to cause a change in the method used to record revenues.

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

                               Part II
                          Other Information

Item 1.   Legal Proceedings.

     On October 31, 2000, KN TransColorado, Inc. ("KNTC"), a subsidiary of Kinder-Morgan, Inc. ("Kinder-Morgan") filed a motion to dissolve the TransColorado Gas Transmission Company ("TC Partnership") and appoint a receiver to operate the TransColorado pipeline project. KNTC and Questar TransColorado, Inc. ("QTC"), which is a wholly owned subsidiary of Questar Pipeline Company ("Questar Pipeline" or the "Company"), are 50 percent owners in the TC Partnership. The motion was filed as part of the complex litigation that is pending in a Colorado state district court in which the Company and Questar Corporation are named defendants in addition to QTC. The litigation involves claims and counterclaims concerning QTC's contractual right to put its 50 percent ownership interest in the TC Partnership to KNTC during the 12-month period commencing March 31, 2001. See the Company's Form 10-Q for the quarter ended June 30, 2000, Item 1. Legal Proceedings, for additional information concerning the case.

     QTC has submitted KNTC 's motion to dissolve the TC Partnership and appoint a receiver to the administrative agent for the TC Partnership's $200,000,000 credit facility to determine if it has any impact on the terms of such facility. After the original complaint was filed in June of 2000, QTC and KNTC, on behalf of the TC Partnership, and Questar Pipeline and Kinder-Morgan, as guarantors, executed an amendment to the credit agreement that the complaint itself did not constitute an event of default. Questar Pipeline has provided a guaranty of $100,000,000 for the credit facility.

     QTC and its affiliates have filed a motion to dismiss KNTC's complaint or, in the alternative, to stay the action and refer some issues raised in the complaint to the Federal Energy Regulatory Commission for resolution. They also filed a counterclaim and third party complaint against KNTC and specified affiliates, including Kinder-Morgan.

Item 5.   Other Information.

     Messrs. Gary W. DeBernardi, Lowell F. Gill, and Stephen C. Yeager resigned as officers of the Company effective October 31, 2000, in conjunction with their retirements. Mr. DeBernardi, age 57, had served as Vice President, Technical Services, for Questar Pipeline and its primary affiliates, Questar Gas Company ("Questar Gas") and Questar Regulated Services Company ("QRS") and had over 31 years of service. Mr. Gill, age 58, had served as Vice President and General Manager of the Company and several of its subsidiaries including QTC, and as Vice President, Transportation Operations, for Questar Gas and QRS; he had 38 years of service. Mr. Yeager, age 53, had served as Vice President, Business Development, for the Company, Questar Gas, and QRS and had over 24 years of service.

     The retirements of these officers, together with the retirements of other employees in the Regulated Services unit, led to a reorganization of responsibilities and the appointment of three new officers effective November 1, 2000. Ms. Susan Glasmann, age
53, was named to serve as Vice President, Operations, for the

Company, Questar Gas, and QRS.  She had been serving as Vice
President and General Manager for Questar Gas. The operations within the three companies were consolidated under her leadership.

     Mr. Alan K. Allred, age 50, was appointed to serve as Vice President, Business Development, for Questar Pipeline and its affiliates in the Regulated Services group. Mr. Allred has more than 22 years of service with the Company and its affiliates and had been serving as Manager, Regulatory Affairs. In his new position, Mr. Allred has responsibility for regulatory affairs, gas supply management, capacity marketing, gas control, partnerships, acquisitions, and new ventures.

     Mr. Shahab Saeed, age 41, was named to serve as Vice President, Support Services, for Questar Pipeline and affiliates in the Regulated Services group. He had more than 19 years of service and had been serving as Manager, Administrative Services. Mr. Saeed, in his new position, has responsibility for engineering, human resources, information services, system integrity, safety and environmental activities, research and development, materials and equipment, and facilities.

     Messrs. R. D. Cash, D. N. Rose and S. E. Parks will continue to serve in their executive officer positions as Chairman of the Board, President and Chief Executive Officer, and Vice President, Treasurer and Chief Financial Officer, respectively.

Item 6.  Exhibits and Reports on Form 8-K

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.         Exhibit

     10.1.* Joint Annual Management Incentive Plan adopted by Questar Pipeline Company, Questar Gas
                    Company, and Questar Regulated Services Company as amended and restated effective October 26, 2000.

     10.2.* Questar Pipeline Company Deferred Compensation Plan for Directors as amended and restated effective October 26, 2000.

     10.3.*         Questar Corporation Long-term Stock Incentive
                    Plan as amended and restated effective October 26, 2000. (Exhibit No. 10.3. to Questar
                    Corporation's Form 10-Q Report for Quarter Ended September 30, 2000.)

       *Exhibit so marked is a management contract or compensation plan or arrangement.

       (b) The Company did not file any Current Reports on Form 8-K during the quarter.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUESTAR PIPELINE COMPANY
                                         (Registrant)



November 13, 2000                    /s/ D. N. Rose
                                         D. N. Rose
                                         President and Chief Executive
                                          Officer



November 13, 2000                    /s/ S. E. Parks
                                         S. E. Parks
                                         Vice President, Treasurer, and
                                          Chief Financial Officer

                            EXHIBIT INDEX

Exhibit
Number          Exhibit

   10.1.*       Joint Annual Management Incentive Plan adopted by
                Questar Pipeline Company, Questar Gas Company, and Questar Regulated Services Company as amended and restated effective October 26, 2000.

   10.2.* Questar Pipeline Company Deferred Compensation Plan for Directors as amended and restated effective
                October 26, 2000.

   10.3.* Questar Corporation Long-term Stock Incentive Plan as amended and restated effective October 26, 2000. (Exhibit No. 10.3. to Questar Corporation's Form 10-Q Report for Quarter Ended September 30, 2000.)

   *Exhibit so marked is a management contract or compensation plan or arrangement.