Form 10-K
period 2000-12-31
QUESTAR PIPELINE CO
filed 2001-03-29
CIK 764044

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
      DECEMBER 31, 2000 OR

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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001.
6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

     Registrant meets the conditions set forth in General
Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

                          TABLE OF CONTENTS


Heading                                                           Page

                                PART I

Items 1.
and 2.  BUSINESS AND PROPERTIES. . . . . . . . . . . . . . . . . .   1
        General. . . . . . . . . . . . . . . . . . . . . . . . . .   1
        Transmission System. . . . . . . . . . . . . . . . . . . .   2
        Transportation Service . . . . . . . . . . . . . . . . . . . 4
        Storage/Processing . . . . . . . . . . . . . . . . . . . .   4
        New Projects . . . . . . . . . . . . . . . . . . . . . . .   5
        Regulatory Environment . . . . . . . . . . . . . . . . . . . 6
        Competition. . . . . . . . . . . . . . . . . . . . . . . . . 7
        Employees. . . . . . . . . . . . . . . . . . . . . . . . . . 7
        Relationships with Affiliates. . . . . . . . . . . . . . .   7

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 8

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . 9

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . 9

Item 6. (Omitted). . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATION. . . . . . . . .  10

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
     RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
     DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . .  14

                               PART III

Items
10-13.  (Omitted). . . . . . . . . . . . . . . . . . . . . . . . .  14

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
     AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                              FORM 10-K
                         ANNUAL REPORT, 2000

                                PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

General

     Questar Pipeline Company ("Questar Pipeline" or the "Company") is an interstate pipeline company that transports natural gas in the Rocky Mountain states of Utah, Wyoming, and Colorado, and provides storage services in Utah and Wyoming. The Company is an affiliate of Questar Corporation ("Questar"), a diversified energy services holding company. As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act of 1938, as amended.

     Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. The Company, through a subsidiary, also owns and operates a processing plant. Questar Pipeline is involved in two partnerships, Overthrust Pipeline Company ("Overthrust"), and TransColorado Gas Transmission Company ("TransColorado").

     Questar Pipeline is a wholly-owned subsidiary of Questar Regulated Services Company ("Regulated Services"), which is a subholding company under Questar. Other entities within the Regulated Services group include Questar Gas Company ("Questar Gas"), a local distribution company, and Questar Energy Services, Inc. ("QES"), an entity created to market additional energy-related services. All Regulated Services companies are managed by a common group of officers, which increases administrative efficiency.

     The Company has significant business relationships with its affiliates, particularly Questar Gas. Questar Gas has reserved approximately 798,000 decatherms ("Dth") per day of firm transportation capacity on Questar Pipeline's transmission system to serve the needs of its 704,629 customers in Utah, southwestern Wyoming, and southeastern Idaho, (A Dth is the amount of heat energy equal to 10 therms or one million British thermal units ("Btu")). Questar Gas also contracts for additional capacity during the heating season and had 828,000 Dth per day during the period
from December 1, 2000 to February 28, 2001.   Questar Gas has also
contracted for firm storage capacity available at Clay Basin and has storage contracts at the smaller peaking storage reservoirs.
Through a subsidiary, Questar Pipeline has a processing plant that extracts carbon dioxide from gas volumes delivered to Questar Gas.

     Questar Pipeline transports natural gas owned by Questar Gas and produced from properties operated by Wexpro Company ("Wexpro"), another affiliate, as well as natural gas volumes purchased directly by Questar Gas from field producers and other suppliers. The Company also transports volumes that are marketed by Questar Energy Trading Company ("Questar Energy Trading"), another affiliated entity. The following diagram sets forth the corporate structure of the Company and certain affiliates:
<PAGE 1>

     Questar Corporation

          Questar Market Resources, Inc.
               Wexpro Company
               Questar Exploration and Production Company
               Questar Energy Trading Company
               Questar Gas Management Company

          Questar Regulated Services Company

               Questar Gas Company
               QUESTAR PIPELINE COMPANY
                    Questar Line 90 Company
                    QuestarTransportation Services Company
                    Questar Southern Trails Pipeline Company
                    Questar TransColorado, Inc.
               Questar Energy Services, Inc.

          Questar InfoComm, Inc.


     The major activities of Questar Pipeline are described in more detail below:

Transmission System

     The Company's core transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company ("CIG"); the middle segment of the Trailblazer Pipeline System ("Trailblazer") owned by Wyoming Interstate Company, Ltd. ("WIC"); The Williams Companies Inc. ("Williams"), including Kern River Gas Transmission Company ("Kern River"); TransColorado; and Overthrust. These connections have opened markets outside Questar Gas's service area for the Company and allow it to transport gas for others.
<PAGE 2>

     The Company's transmission system includes 1,734 miles of transmission lines that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming and interconnect with other pipelines. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines. It does not include the systems in which the Company has a partnership interest or Southern Trails line.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah. The link between the two systems is provided by Questar Pipelines line that runs from its Kanda/Coleman compressor station on the northern segment to its Clay Basin storage reservoir and then on to its Fidlar compressor station on the southern system.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     In addition to the transmission system described above, Questar Pipeline has a 72 percent interest in and is the operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. Trailblazer is a major 800-mile pipeline system that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most segment in Trailblazer's system. Although the Overthrust segment is currently underutilized, the Company and its remaining partners are reviewing opportunities, including backhauling, to increase its value. The Overthrust partnership agreement requires unanimous consent of all partners on major operating and financial issues.

     Questar TransColorado, Inc., which is a subsidiary of Questar Pipeline, and KN TransColorado, Inc., a subsidiary of Kinder Morgan, Inc. (formerly KN Energy) each have a 50 percent interest in the TransColorado pipeline project. The Company's ownership interest in the project is subject to a complex lawsuit that is described under "Legal Proceedings" later in this Report.

     The pipeline, which was completed March 31, 1999, was built to transport gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies to California and Midwestern markets through interconnections with major pipeline systems. The pipeline originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico.

     In its first two full years of operations, TransColorado incurred significant losses because basis differentials, which reflect gas prices in different producing basins, were not sufficient to encourage producers and market aggregators to transport volumes on the line. The Company wrote down its investment in TransColorado at year-end 1999, but will resume recording its share of the project's financial results as of April 1, 2001, pending the outcome of the litigation and its ability to sell its interest to its partner.

     Questar Pipeline owns and operates a major compressor complex near Rock Springs, Wyoming, that compresses volumes of gas from the Company's transmission system for delivery to the WIC segment of the Trailblazer system and to CIG. The complex has become a major delivery point on Questar Pipeline's system. Five of the Company's major natural gas lines are
<PAGE 3>

connected to the system at the complex. In addition, both of CIG's Wyoming pipelines and the WIC segment are connected to the complex.

Transportation Service

     Questar Pipeline's largest single transportation customer is its affiliate, Questar Gas. During 2000, the Company transported 108.2 million decatherms ("MMDth") for Questar Gas, compared to 105.5 MMDth in 1999. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

     Questar Gas has about 77 percent of Questar Pipeline's reserved daily capacity. The Company's transportation agreement with Questar Gas was extended in 1999 for three years and expires June 30, 2002. Questar Gas paid an annual reservation charge of approximately $54.3 million to the Company in 2000, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities.

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

     The Company's total system throughput increased from 253.5 MMDth in 1999 to 275.2 MMDth in 2000. Questar Pipeline increased the volumes it transports for nonaffiliated customers from 135.9 MMDth in 1999 to 158.6 MMDth in 2000.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have opportunities for interruptible transportation services.

Storage/Processing

     Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a total capacity of 117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times.

     Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 MMDth of working gas capacity at Clay Basin. Other large customers include Williams; Puget Sound Energy Company, a distribution utility in the state of Washington; and Duke Energy Trading and Marketing L.L.C. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid
<PAGE 4>

imbalance penalties. Questar Pipeline offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to release their injection and withdrawal rights to other parties.

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

     Through its subsidiary--Questar Transportation Services Company--Questar Pipeline also owns a processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content enough to be safely and efficiently used in appliances in Questar Gas's service area. The plant began operating in June of 1999.

New Projects

       Questar Pipeline expects to construct its Mainline 104 project during 2001 and meet its original timetable to have the project in service before the winter heating season of 2001-2002. The Bureau of Land Management has established a schedule of town meetings to consider public response the new line. The Company, however, does not yet have the final environmental approvals to construct the line, but the timetable established by the federal agencies involved with the environmental review, if met, would allow the Company to meet its schedule. This line, which is 75.6 miles long and 24 inches in diameter, extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah, and the Kern River line near Elberta, Utah. The project is estimated to cost $80 million and will provide approximately 272,000 Dth per day of additional firm transportation capacity. CIG has a 31.3 percent interest in Mainline 104 and has subscribed to 94,000 Dth of capacity. Questar Gas has contracted for 50,000 Dth of capacity on the new line all year long and 50,000 Dth of additional capacity during the heating-season months of December, January and February. This additional capacity will allow Questar Gas to have additional firm capacity to meet its long-term needs.

       Questar Pipeline, through a subsidiary, is still continuing to negotiate necessary rights of way and obtain market support for the Southern Trails project. It has received regulatory approval from the FERC and formal certification from the California State Lands Commission. This project involves converting a 700-mile oil pipeline and installing the necessary compression facilities to transport natural gas volumes. The line extends from the Four Corners area where the states of Utah, Colorado, New Mexico, and Arizona meet to Long Beach, California.

       Current operating plans divide the line into two segments. The eastern segment, with a daily capacity of 80,000 Dth, extends from the San Juan Basin to the California state line and is expected to be in service in 2002. The western segment, which has a daily capacity of 120,000 Dth and extends from the California state line to Long Beach, needs additional market support and action by the California Public Utilities Commission to support competition for transportation volumes.
<PAGE 5>

       The Company will continue to review opportunities to build additional storage capacity that will compliment its integrated hub and spoke system and its baseload storage capacity in Clay Basin.

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

    Questar Pipeline does not currently plan to file a general rate case in 2001. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

    Questar Pipeline is currently involved in technical conferences with its customers to deal with the impact of the FERC's Order No. 637, which was issued as a final rule on February 9, 2000. This order revised regulations that were designed to enhance the competitiveness and efficiency of the interstate pipeline grid. It revised pricing policies by waiving price ceilings for short-term released capacity for a two-year period and permitted pipelines to file for peak/off-peak and term differentiated rate structures. The order effected changes in regulations relating to scheduling procedures, capacity segmentation, pipeline imbalance procedures and penalties, pipeline reporting requirements, and right of first refusal.

    The Company's somewhat unique configuration as a hub and spoke pipeline, rather than as a long line, makes it difficult for Questar Pipeline to offer traditional capacity segmentation without reducing shippers' flexibility to use their capacity on its system and without negatively affecting its own throughput capacity. The Company, however, is optimistic that it will reach a settlement with its shippers and the FERC staff that will allow it to comply with the requirements of Order No. 637 without negatively affecting shippers or its throughput.

    Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation ("DOT") with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The Company also complies with the DOT's drug and alcohol testing regulations.

    In addition to the regulations discussed above, Questar Pipeline's activities in connection with the operation and construction of pipelines and other facilities for transporting or storing natural gas are subject to extensive environmental regulation by state and federal authorities, including state air quality control boards, the Bureau of Land Management, the Forest Service, the Corps of Engineers, and the Environmental Protection Agency. These compliance activities increase the cost of planning, designing, installing and operating facilities.
<PAGE 6>

Competition

    Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to write down its investment in TransColorado. Questar Pipeline's efforts to complete the Southern Trails conversion are affected by its ability to obtain market support.

    Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

    The Company has two key assets that contribute to its continued success. It has a strategically located and integrated, low-cost transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, which has been expanded in response to interest from customers and is fully subscribed by firm-service customers under contracts that are generally long-term in nature. Questar Pipeline intends to take advantage of these assets by increasing its "intra hub" capacity or its ability to quickly and reliably move gas volumes between receipt and delivery points and by continuing to review opportunities to increase its storage capacity and services.

Employees

    As of December 31, 2000, the Company and a wholly-owned subsidiary had an aggregated 108 employees, compared to the 129 employees as of year-end 1999. Regulated Services, the Company's parent, had 358 employees (compared to 431 at year-end 1999) who perform specified services for Questar Pipeline, and other members of the group. The reduction in employees reflects an early retirement program offered to employees of the Regulated Services group effective October 31, 2000. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

    There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. See Note 8 of the Consolidated Financial Statements included under Item 14 of this Report for additional information concerning transactions between the Company and its affiliates.

    The Company obtains data processing and communication services from an
affiliate, Questar InfoComm Inc.   Regulated Services, the Company's parent,
has employees who perform administrative, engineering, accounting, marketing, budget, tax, and legal services for all entities within it, including Questar Pipeline. Questar also provides certain administrative services--governmental affairs, financial, and audit--to the Company and
<PAGE 7>

other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3.  LEGAL PROCEEDINGS.

       TRANSCOLORADO. Questar TransColorado, Inc. ("QTC"), a subsidiary of Questar Pipeline, owns a 50 percent interest in the TransColorado Gas Transmission Company ("TransColorado), which is the partnership that built and operates the TransColorado pipeline project. QTC and its partner, KN TransColorado, Inc. ("KNTC") are involved in a complex lawsuit that is pending in a state district court in Colorado. At center stage in the lawsuit is the validity of a contractual right claimed by QTC to sell its 50 percent interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001.

       KNTC originally filed the lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline (this project--Mainline 104--is described under the section "New Projects") that would compete with TransColorado, rendering it economically unviable. KNTC is seeking $150 million plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law.

       QTC and its affiliates subsequently filed a counterclaim and third party complaint against KNTC and its named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to sell its interest to Kinder Morgan is binding and enforceable and damages of at least $185 million.

       The parties have entered into a standstill agreement that preserves the claims made by both parties pending the resolution of the litigation.
On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50 percent interest in TransColorado to KNTC, subject to the standstill agreement. The Company will account for its share of the projects financial results as of April 1, 2001. The parties are evaluating the retention of an outside party to operate the TransColorado pipeline during the litigation, which is currently scheduled for trial in February of 2002.

    GRYNBERG. Questar affiliates, including the Company, are named defendants in a lawsuit filed by an independent producer (Grynberg) under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge has not ruled on the defendants' motion to dismiss.

    On March 8, 2001, the trial court judge granted a motion to dismiss another lawsuit filed by Grynberg against several Questar defendants including Questar Pipeline. This case, which was filed in a Utah state district court, claims that the Questar defendants mismeasured gas volumes attributable to Mr. Grynberg's working interest in a specified property in southwestern Wyoming. The plaintiff's allegations included breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. The judge dismissed the lawsuit based on defendants' arguments that the
<PAGE 8>

applicable statute of limitation had expired and there was no basis to support fraudulent concealment claims or independent tort claims.

    QUINQUE. Questar Pipeline, Questar Gas and several other Questar affiliates are among the 220 named defendants in Quinque Operating Company
v. Gas Pipelines, which was recently transferred from the Wyoming federal district court where it had been consolidated with the Grynberg cases to the Kansas state court where it had been originally filed. This case is very similar to the cases filed by Mr. Grynberg against the pipeline industry, but the allegations of systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.

    It is too early to estimate the outcome of the various cases filed against Questar Pipeline and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its stockholder during the last quarter of 2000.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's outstanding shares of common stock, $1.00 par value, are currently owned by Regulated Services. Information concerning the dividends paid on such stock and the Company's ability to pay dividends is reported in the Statements of Shareholder's Equity and Notes to Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

    The Company, as the wholly owned subsidiary of a reporting person, is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Questar Pipeline conducts natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information:

                                                 Year Ended December 31,
                                              2000        1999        1998
                                          (In Thousands)
OPERATING INCOME
Revenues
  Transportation                           $   72,547  $   69,885  $   70,824
  Storage                                      37,711      37,647      36,463
  Processing                                    6,763       3,570
  Other                                         2,055       1,058       1,270
        Total revenues                        119,076     112,160     108,557

Operating expenses
  Operating and maintenance                    43,761      38,534      38,832
  Depreciation and amortization                15,391      16,743      13,927
  Other taxes                                   3,071       2,488       2,600
        Total operating expenses               62,223      57,765      55,359
          Operating income                 $   56,853  $   54,395  $   53,198

OPERATING STATISTICS
Natural gas transportation
   volumes (in Mdth)
    For unaffiliated customers                158,604     135,886     120,747
    For Questar Gas                           108,183     105,499     107,501
    For other affiliated customers              8,370      12,153      26,878
       Total transportation                   275,157     253,538     255,126
   Transportation revenue (per dth)        $     0.26  $     0.28  $     0.28
Clay Basin storage, working gas-
    capacity (in Bcf)                            51.3        51.3        51.3

Revenues

Revenues rose 6% in 2000 compared with 1999 due to an increase in the demand charges resulting from a higher quantity of transportation volumes under firm contracts and a full year of operation of a plant that removes excess carbon dioxide from the gas stream. The plant began operation mid-year 1999.

The transportation system experienced an increased demand for gas transportation resulting from colder fourth-quarter temperatures and expanded usage for regional power generation. As of December 31, 2000, approximately 77% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 828,000 dth per day, representing 69% of the total reserved daily-transportation capacity at December 31, 2000. This contract, which accounts for 78% of the demand charges collected by Questar Pipeline, extends through June 2002.
<PAGE 10>

Revenues from storage operations were unchanged in 2000 when compared with 1999 after increasing 3% in 1999. Questar Pipeline's primary storage facility at Clay Basin in eastern Utah was enlarged in May 1998. The storage facility is 100% subscribed under long-term contracts. Most of those contractual volumes have remaining terms of at least nine years. Questar Gas has contracted for 26% of firm-storage capacity for at least seven years.

Operating expenses

Operating and maintenance expense climbed 14% in 2000 compared with 1999. A full year of expenses associated with a gas-processing plant added $2 million of expense and legal costs in a case involving the TransColorado pipeline added $1.8 million. The estimated useful life of the carbon-dioxide removal plant was increased from 10 to 20 years resulting in a $1.3 million reduction of depreciation expense in 2000. Because processing fees are determined on a cost-of-service basis, the lower depreciation expense resulted in a $1.3 million refund to Questar Gas, the
primary customer of processing services.   Depreciation expense
increased 20% in 1999 resulting from capital investment in facilities and information-technology systems.

Questar Regulated Services initiated an early retirement window program effective October 31, 2000. A total of 262 employees from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire. The window program is projected to result in pretax labor-cost savings for Regulated Services of $6-8 million yearly. Questar Pipeline receives about one-third of the effect of the early retirement window.

Debt expense

Interest expense increased due to higher interest rates in 2000.
The Company received equity investment from its parent company in 2000 and used the proceeds to repay debt owed to Questar. Interest expense increased in 1999 compared with 1998 as a result of increased borrowing in 1999.

Income taxes

The effective combined federal and state was 31.5% in 2000, 38.5% in 1999 and 34.9% in 1998. The income tax rate in 2000 was below the combined statutory rate of about 37% primarily due to a Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000.

TransColorado case

Questar TransColorado Inc. (QTC), a subsidiary of Questar Pipeline, and KN TransColorado, Inc., (KNTC), a subsidiary of Kinder Morgan, are partners in the TransColorado Gas Transmission Company (TransColorado). The partners are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. QTC and KNTC entered a standstill agreement regarding various issues in the litigation. QTC provided notice to KNTC that it elected to put its interest in TransColorado as of March 31, 2001, were it not for the provisions of the standstill agreement.

Questar Pipeline recorded a $49.7 million pretax write-down of its investment in the TransColorado partnership in 1999. QTC share of TransColorado's operating losses ranged from $.3 million to $1.2 million per month.
<PAGE 11>

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                                              Year Ended December 31,
                                                          2000        1999        1998
                                                                  (In Thousands)
Net income (loss)                                         $29,825     ($8,391)    $27,891
Adjustments to net income                                  31,026      61,629      14,454
Changes in operating assets and liabilities                 6,545     (37,895)     18,638
Net cash provided from operating activities               $67,396     $15,343     $60,983

Net cash provided from operating activities increased 339% in 2000 compared with 1999 due primarily to timing differences in accounts payable and accounts receivable. Payment of accounts payable balances in 1999, that had increased because of year end 1998 construction projects, consumed a large amount of cash. Collections of accounts receivable in 2000, primarily from a partner in a pipeline project, resulted in positive cash flow for the Company.

Investing Activities

Capital spending focused on expansion of the gas transmission network, conversion of a crude-oil pipeline to transport gas into Southern California and the acquisition of an additional 18% interest in a pipeline partnership. Following is a summary of capital expenditures for 2000 and 1999 and a forecast of 2001 capital spending:

                                                  Year Ended December 31,
                                             2001
                                            Forecast     2000         1999
                                          (In Thousands)
Transmission system                           $20,700     $15,312     $11,936
Storage                                        11,900         333       1,571
Partnerships                                    7,900       9,024      14,414
Southern Trails Pipeline                                   13,975      14,639
Processing plant                                              250       2,912
General                                         6,600       4,141       4,952
                                              $47,100     $43,035     $50,424

Capital spending in 2001 is expected to range between $47.1 million and $166.1 million. The upper spending level is contingent upon two key projects going forward. A 75-mile pipeline planned for central Utah is awaiting final environmental approval. If approval is received in 2001 and the pipeline is constructed, Questar Pipeline could spend an additional $74 million. Another major pipeline project, Questar Southern Trails Pipeline, could begin construction in 2001 pending final right of way agreements. This would further increase capital spending by $45 million.

Financing Activities

Net cash provided from operating activities plus a $60 million equity investment from its parent company enabled Questar Pipeline to fund 2000 capital expenditure, repay debt and pay dividends. Forecasted 2001 capital expenditures are expected to be financed from net cash flow provided from operations and borrowing on a
<PAGE 12>

medium-term note program and from Questar.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $42.5 million with an interest rate of 6.61% at December 31, 1999 and no amounts were borrowed as of December 31, 2000.

Questar Pipeline also invests excess cash balances with Questar.
The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the subsidiaries borrowing from Questar. Notes receivable from Questar as of December 31, 2000 amounted to $20.7 million with an interest rate of 6.91% at December 31, 2000.

On February 27, 2001, Questar Pipeline gave notice that it will redeem $30 million of its 9 7/8% debentures on March 30, 2001. The redemption price is equal to 104.67% of the principal amount plus interest from December 1, 2000. The Company intends to replace this debt with medium-term notes.

Questar Pipeline's capital structure at year-end 2000 was 51% long-term debt and 49% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

All of the Company's long-term debt is borrowed at fixed rates. As the need arises, the Company borrows funds on short-term basis, which bear variable-interest rates. However, the Company had no short-term borrowings at December 31, 2000.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and
Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "intend", "project", "estimate", "anticipate", "believe", "forecast", or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas prices and supplies, competition, rate-regulatory issues and other factors beyond the control of the Company. These other factors include the rate of inflation, the effect of natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.
<PAGE 13>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements are included in Part IV,
Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

                               PART III

     The Company, as the wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in Part III (Items 10-13).

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements identified on the List of Financial Statements are filed as part of this Report.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.     Description

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

 3.* Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

 3.3.*          Bylaws (as amended on August 11, 1992).  (Exhibit
                No. 3. to Form 10-Q Report for quarter ended June
                30, 1992.)

 4.1.*2 Indenture dated as of June 1, 1991, for 9-3/8% Debentures due June 1, 2021, with Morgan Guaranty Trust Company of New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1991.)

 4.2.*          Indenture dated as of August 17, 1998, with First
                Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

10.1.*1,3       Overthrust Pipeline Company General Partnership
                Agreement dated September 20, 1979, as amended and restated as of October 11, 1982, and as amended August 21, 1991, among CIG Overthrust,
                Inc., Columbia Gulf Transmission Company;
                Mountain Fuel Resources, Inc.; NGPL-Overthrust
                Inc.; Northern Overthrust Pipeline Company; and
                Tennessee Overthrust Gas Company.  (Exhibit No.
                10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form
                10-K Annual Report for 1992.)
<PAGE 14>

10.2.* Partnership Agreement for the TransColorado Gas Transmission Company dated July 1, 1997, between KN TransColorado, Inc. and Questar TransColorado, Inc. (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

10.3.* Letter of Understanding dated July 13, 1998, on Issues Relating to Phase II of TransColorado between Questar TransColorado, Inc. and KN TransColorado, Inc. (Exhibit No. 10.1. to Form 10-Q Report for quarter ended June 30, 1998.)

10.4.4* Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

10.5.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

10.6.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

10.7.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

10.8 .* Agreement for the Transfer of Assets between Questar Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

10.9 .* Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

10.10. Agreement with Colorado Interstate Gas Company, as amended and restated effective January 12, 2001, for Mainline 104 and other projects.

12.             Ratio of Earnings to Fixed Charges.

21.             Subsidiary Information.

23.             Consent of Independent Auditors

24.             Power of Attorney.
<PAGE 15>

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

     4Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.

     (b) The Company filed a Current Report on Form 8-K dated
December 31, 2000, reporting the decision by QTC to exercise its contractual right to sell its 50 percent interest in TransColorado KN TC.
<PAGE 16>

                         ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14 (a) (1) AND (2), AND (d)
                        LIST OF FINANCIAL STATEMENTS
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        YEAR ENDED DECEMBER 31, 2000
                          QUESTAR PIPELINE COMPANY
                            SALT LAKE CITY, UTAH

FORM 10-K--ITEM 14 (a) (1) AND (2)

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The following financial statements of Questar Pipeline Company are included in Item 8:

     Consolidated statements of income--Years ended December 31, 2000, 1999 and 1998

     Consolidated balance sheets--December 31, 2000 and 1999

     Consolidated statements of cash flows--Years ended December 31, 2000, 1999, and 1998

     Consolidated statements of shareholder's equity--Years ended
     December 31, 2000, 1999 and 1998

     Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
<PAGE 17>

                        Report in Independent Auditors

Board of Directors
Questar Pipeline Company

We have audited the accompanying balance sheets of Questar Pipeline Company as of December 31, 2000 and 1999, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonabale assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Pipeline Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                 /s/ Ernst & Young
                                     Ernst & Young


Salt Lake City, Utah
March 6, 2001
<PAGE 18>

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                                2000        1999        1998
                                            (In Thousands)
REVENUES
  From unaffiliated customers                   $42,500     $36,922     $37,156
  From affiliates                                76,576      75,238      71,401
    TOTAL REVENUES                              119,076     112,160     108,557

OPERATING EXPENSES
  Operating and maintenance                      43,761      38,534      38,832
  Depreciation and amortization                  15,391      16,743      13,927
  Other taxes                                     3,071       2,488       2,600
    TOTAL OPERATING EXPENSES                     62,223      57,765      55,359

    OPERATING INCOME                             56,853      54,395      53,198

INTEREST AND OTHER  INCOME                        3,025       4,229          78

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
Income (loss)                                     1,220      (5,109)      4,011
Write-down of investment in partnership                     (49,700)
                                                  1,220     (54,809)      4,011

DEBT EXPENSE                                    (17,584)    (17,466)    (14,456)

INCOME (LOSS) BEFORE
INCOME TAXES                                     43,514     (13,651)     42,831

INCOME TAXES (CREDIT)                            13,689      (5,260)     14,940

       NET INCOME (LOSS)                        $29,825     ($8,391)    $27,891

See notes to consolidated financial statements.
<PAGE 19>

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                            2000        1999
                                                              (In Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $1,855      $2,387
  Note receivable from Questar                               20,700       1,100
  Accounts receivable                                        10,044      17,758
  Accounts receivable from affiliates                         1,623       3,946
  Materials and supplies, at lower of
     average cost or market                                   2,276       2,443
  Prepaid expenses and other                                    477       1,782
    TOTAL CURRENT ASSETS                                     36,975      29,416

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                              345,790     332,271
  Storage                                                   221,478     218,513
  Processing                                                 23,656      20,493
  General and intangible                                     45,355      44,372
  Construction work in progress                              94,967      82,587
                                                            731,246     698,236
  Less allowances for depreciation
        and amortization                                    243,006     228,784
    NET PROPERTY, PLANT AND EQUIPMENT                       488,240     469,452


INVESTMENT IN UNCONSOLIDATED
    AFFILIATES                                               19,088      11,724

OTHER ASSETS
  Regulatory assets                                          10,190       9,672
  Other noncurrent assets                                     6,238       2,763
     TOTAL OTHER ASSETS                                      16,428      12,435

                                                           $560,731    $523,027

<PAGE 20>

                                                               December 31,
                                                            2000        1999
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Note payable to Questar                                               $42,500
  Accounts payable and accrued expenses
    Accounts and other payables                              $4,861       7,145
    Accounts payable to affiliates                            1,472       3,409
    Federal income taxes                                                  1,560
    Other taxes                                               2,145       1,471
    Interest                                                  1,625       1,621
       Total accounts payable and
         accrued expenses                                    10,103      15,206
    TOTAL CURRENT LIABILITIES                                10,103      57,706

LONG-TERM DEBT                                              245,020     245,001

DEFERRED INCOME TAXES                                        62,741      49,891

OTHER LIABILITIES                                             7,231       3,118

COMMITMENTS AND CONTINGENCIES - Note 6

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                          6,551       6,551
  Additional paid-in capital                                142,034      82,034
  Retained earnings                                          87,051      78,726
    TOTAL COMMON SHAREHOLDER'S EQUITY                       235,636     167,311

                                                           $560,731    $523,027

See notes to consolidated financial statements.
<PAGE 21>

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                         Additional
                                               Common     Paid-in     Retained
                                               Stock      Capital     Earnings
                                                        (In Thousands)
Balance at January 1, 1998                       $6,551     $82,034    $101,726
  1998 net income                                                        27,891
  Payment of common stock dividends                                     (21,000)
Balance at December 31, 1998                      6,551      82,034     108,617
  1999 net income                                                        (8,391)
  Payment of common stock dividends                                     (21,500)
Balance at December 31, 1999                      6,551      82,034      78,726
  2000 net income                                                        29,825
  Equity investment                                          60,000
  Payment of common stock dividends                                     (21,500)
Balance at December 31, 2000                     $6,551    $142,034     $87,051

See notes to consolidated financial statements.
<PAGE 22>

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                2000        1999        1998
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income (loss)                             $29,825     ($8,391)    $27,891
  Adjustments to reconcile net
     income (loss) to net cash provided
     from operating activities
    Depreciation and amortization                16,516      17,847      14,977
    Deferred income taxes and investment tax     12,850     (13,619)      1,212
    Write-down of investment in partnership                  49,700
    (Income) loss from unconsolidated
      affiliates, net of cash distributions       1,660       7,701      (1,735)
                                                 60,851      53,238      42,345
  Changes in operating assets and liabilities
    Accounts receivable                          10,102        (400)    (10,453)
    Materials and supplies                          167        (240)        100
    Prepaid expenses and other                    1,305         (68)        321
    Accounts payable and accrued expenses        (3,542)    (37,018)     30,657
    Federal income taxes                         (1,625)      1,177         321
    Other assets                                 (3,994)         72      (2,359)
    Other liabilities                             4,132      (1,418)         51
      NET CASH PROVIDED FROM
         OPERATING ACTIVITIES                    67,396      15,343      60,983

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipmen    (34,011)    (36,010)    (88,318)
    Other investments                            (9,024)    (14,414)    (26,000)
      Total capital expenditures                (43,035)    (50,424)   (114,318)
  Proceeds from (costs of) disposition
    of property, plant and equipment             (1,293)      3,578      (3,350)
     NET CASH USED IN INVESTING ACTIVITIES      (44,328)    (46,846)   (117,668)

FINANCING ACTIVITIES
  Equity investment                              60,000
  Increase in note receivable from Questar      (19,600)     (1,100)
  Change in note payable to Questar             (42,500)      4,500      12,200
  Issuance of long-term debt                                 42,000      88,400
  Repayment of long-term debt                                           (20,000)
  Payment of dividends                          (21,500)    (21,500)    (21,000)
     NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                    (23,600)     23,900      59,600
   CHANGE IN CASH AND CASH EQUIVALENTS             (532)     (7,603)      2,915
   BEGINNING CASH AND CASH EQUIVALENTS            2,387       9,990       7,075
   ENDING CASH AND CASH EQUIVALENTS              $1,855      $2,387      $9,990

See notes to consolidated financial statements.
<PAGE 23>

QUESTAR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the Company or Questar Pipeline). The Company is a wholly-owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly-owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides the administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (Questar Gas) and Questar Energy Services. Questar Pipeline provides storage and interstate transportation of natural gas. A subsidiary, Questar Transportation Services, operates a plant designed to remove excess carbon dioxide from the pipelines. A subsidiary, Questar Line 90 Company, has acquired an oil pipeline that will be converted to transport natural gas and another subsidiary, Questar Southern Trails Pipeline Company, will be the ultimate owner and operator of the pipeline. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates: Questar Pipeline uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and percentage ownership are: Overthrust Pipeline Company (72%) and TransColorado Gas Transmission Company (50%). Questar Pipeline increased its ownership in the Overthrust Pipeline partnership to 72%, when it acquired an 18% interest from another partner effective January 1, 2000. Questar Pipeline is the operator of the Overthrust Segment of the Trailblazer Pipeline System. Approval of all partners is required for all
substantive policy matters.   Generally, the Company's investment in
these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down in 1999. The Company experienced an other-than-temporary decline in its partnership investment caused by low volumes resulting from unfavorable regional transportation economics.

Regulation:   Questar Pipeline is regulated by the Federal Energy
Regulatory Commission (FERC) which establishes rates for the transportation and storage of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment. The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates. The Company has recorded regulatory assets reflecting differences in accounting for early retirement window costs, reacquisition of debt and deferred income taxes.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered. Questar Pipeline periodically collects revenues subject to possible refunds pending final orders from the FERC. The Company establishes reserves for revenues collected subject to refund.
<PAGE 24>

Cash and Cash Equivalents: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Notes Receivable from Questar: Notes receivable from Questar represent interest bearing demand notes for cash loaned to Questar until needed in the Company's operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3% to 33% per year and averaging 3.2%, 3.4% and 3.2% in 2000, 1999 and 1998 respectively.

Allowance for Funds Used During Construction: The Company capitalized the cost of capital during the construction period of plant and equipment in accordance with FERC guidelines. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. Debt expense was reduced by $3,315,000 in 2000, $2,677,000 in 1999 and $625,000 in 1998. AFUDC included in interest and other income amounted to $2,313,000 in 2000, $1,660,000 in 1999 and $61,000 in 1998.

Reacquisition of Debt: Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the remaining life of the issue in order to match regulatory treatment.

Income Taxes:  The Company accounts for income tax expense on a
separate return basis.   Pursuant to the Internal Revenue Code and
associated regulations, the Company 's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company records tax benefits as they are generated.
The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Questar Pipeline records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with the FERC to include under-and over-provided deferred taxes in customer rates on a systematic basis. Questar Pipeline uses the deferral method to account for investment tax credits as required by the FERC.

New Accounting Standard: The Company is required to adopt the accounting provisions of Statement of Financial Accounting Standards 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) beginning in January 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains of losses, of a derivative instrument would either be reported in income or comprehensive income. The Company has identified a number of contracts that are derivative instruments as defined by SFAS 133, but are specifically excluded from the provisions of SFAS 133 on the basis of normal sales and purchase transactions. The Company has not entered into any commodity or interest -based derivative instruments.
<PAGE 25>

Reclassifications: Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, through its subsidiaries, has interests in partnerships accounted for on the equity basis. Transportation of natural gas is the primary business activity of these partnerships.

Summarized information of the partnerships follow:

                                               2000        1999        1998
                                                       (In Thousands)
Year Ended December 31,
Revenues                                        $11,770     $10,676      $7,958
Operating income (loss)                          (3,360)     (3,315)      3,209
Income (loss)                                   (20,739)    (10,014)      8,601

At December 31,
Current assets                                   $4,812      $5,762     $12,933
Total assets                                    311,810     325,371     293,034
Current liabilities                               8,386      24,237      21,751
Total liabilities                               214,496     248,503     181,967

Note 3 - Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $42.5 million with an interest rate of 6.61% at December 31, 1999 and no amounts were borrowed as of December 31, 2000.

Questar Pipeline also invests excess cash balances with Questar. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the subsidiaries borrowing from Questar. Notes receivable from Questar as of December 31, 2000, amounted to $20.7 million with an interest rate of 6.91% at December 31, 2000.

The details of long-term debt at December 31 were as follows:

                                                2000        1999
                                                 (In Thousands)
Medium-term notes 5.85% to 7.55%,
    due 2008 to 2019                           $130,400    $130,400
9 3/8% debentures due 2021                       85,000      85,000
9 7/8% debentures due 2020                       30,000      30,000
    Total long-term debt outstanding            245,400     245,400
  Less unamortized debt discount                    380         399
                                               $245,020    $245,001

On February 27, 2001, Questar Pipeline gave notice that it will redeem its 9 7/8% debentures on March 30, 2001. The redemption price is equal to 104.67% of the principal amount plus interest from December 1, 2000. Yearly sinking fund redemptions of the 9 3/8% debt begin in 2002 in the amount of $4,250,000. There are no debt provisions restricting the payment of dividends.
<page 26>

Cash paid for interest was $20,384,000 in 2000, $19,030,000 in 1999 and $14,761,000 in 1998.

As of December 31, 2000, Questar Pipeline guaranteed $100 million of long-term debt borrowed by TransColorado Gas Transmission Company. The partnership has borrowed $200 million under a three-year revolving-credit arrangement that will expire unless renewed by October 2001.

Note 4 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:


                                    2000                    1999
                                 Carrying    Estimated   Carrying    Estimated
                                   Amount    Fair Value    Amount    Fair Value
                                                 (In Thousands)
Financial assets
    Cash and cash equivalents        $1,855      $1,855      $2,387      $2,387
Financial liabilities
    Short-term loans                                         42,500      42,500
    Long-term debt                  245,020     250,099     245,001     240,602

The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents and short-term loans - the carrying amount approximates fair value; (2) Long-term debt - the fair value of long-term debt is based on quoted market prices. Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities.

Credit Risk: Questar Pipeline's primary market is the Rocky Mountain region in the United States, and will include the southwestern region once Questar Pipline's subsidiary, Questar Southern Trails, puts its pipeline into service. The Company's exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The Company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and collection procedures have adequately provided for usual and customary credit-related losses.

Note 5 - Income Taxes

The components of income taxes for years ended December 31 were as follows:

                                                2000        1999        1998
                                                        (In Thousands)
  Federal
    Current                                        $604      $7,852     $12,341
    Deferred                                     15,230     (13,466)      1,257
  State
    Current                                         222         721       1,108
    Deferred                                     (2,367)       (367)        234
                                                $13,689     ($5,260)    $14,940

<PAGE 27>

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes is explained as follows:

                                                2000        1999        1998
                                                       (In Thousands)
Income (loss) before income taxes               $43,514    ($13,651)    $42,831

Federal income taxes (credit) at
   statutory rate                               $15,230     ($4,778)    $14,991
State income taxes, net of federal income
    tax benefit                                  (1,394)        230         872
Prior years' tax settlement                                    (410)       (388)
Other                                              (147)       (302)       (535)
Income taxes (credit)                           $13,689     ($5,260)    $14,940

Effective income tax rate                          31.5%       38.5%       34.9%

Significant components of the Company's deferred income taxes at December 31 were as follows:

                                                2000        1999
                                                 (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                 $69,991     $66,008
  Other                                           7,201       7,173
    Total deferred tax liabilities               77,192      73,181

Deferred tax assets
  Write-down of investment
     in partnership                              11,806      18,400
  Other                                           2,645       4,890
    Total deferred tax assets                    14,451      23,290
      Net deferred income taxes                 $62,741     $49,891


A Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000. The tax credit has a 3-year carry back and a 12 year carry forward provision.

Cash paid for income taxes was $1,834,000 in 2000, $7,353,000 in 1999 and $13,004,000 in 1998.

Note 6 - Rate Matters, Litigation and Commitments

Federal rate regulation

The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of public convenience and necessity to Questar's Southern Trails Pipeline. The FERC's July 28, 2000, ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. The California State Lands Commission has formally certified the Environmental Impact Report for the Southern Trails Pipeline. Questar Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern Trail's pipeline capacity.
<PAGE 28>

Questar Pipeline has received a preliminary determination from the FERC to construct a 75-mile natural gas pipeline from the Price area in eastern Utah to a proposed interconnect with Kern River Gas Transmission Co. near Elberta, Utah. Final approval is contingent upon completion of an environmental impact statement. The proposed expansion of Questar Pipeline's interstate system will parallel an existing Questar pipeline for 57 miles from Price to Payson, Utah. The $80 million project, referred to as Main Line 104, will be 24 inches in diameter, with a maximum operating pressure of 1,400 pounds per square inch. Colorado Interstate Gas has a 31.3% interest in this project through a sale-leaseback arrangement.

TransColorado case

Questar TransColorado Inc. (QTC) and its partner, KN TransColorado, Inc., (KNTC) in the TransColorado Gas Transmission Company (TransColorado) are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001.

KNTC originally filed a lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline that would compete with TransColorado, rendering it economically unviable. KNTC is seeking damages in excess of $150 million plus punitive damages; a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable; and a dissolution of the partnership under Colorado law.

QTC and its affiliates subsequently filed a counterclaim and third-party complaint against KNTC and named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

The trial judge denied the motion filed by the Questar defendants to stay the proceedings and remove some issues to be considered by the FERC. The parties have entered into a standstill agreement that preserves the claims made by both parties pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50% interest in TransColorado to KNTC, subject to the provisions of a standstill agreement. The parties are investigating hiring an outside party to operate the TransColorado pipeline during litigation. The trial is scheduled for February of 2002.

Grynberg lawsuits

Questar affiliates are named defendants in a lawsuit filed by independent gas producer Jack J. Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry wide mismeasurement and undervaluation of gas on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Wyoming district court judge has not ruled on the defendants' motion to dismiss.

Grynberg has filed a case against Questar Pipeline, Questar Energy Trading and Questar Gas Management in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg alleges breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. On March 8, 2001, the trial judge granted defendants' motion to dismiss a case by Grynberg.

It is too early to estimate the outcome of the other cases filed by Grynberg against Questar affiliates.
<PAGE 29>

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

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 2000, Questar's net benefit obligation exceeded the fair value of plan assets.

Questar Regulated Services offered early retirement windows to eligible employees in 2000 and 1998. In 2000, a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire effective October 31. The $14.4 million cost of the early retirement window will be amortized over a five-year period in accordance with regulatory treatment. In 1998, Regulated Services offered an early retirement window that was accepted by 178 eligible employees. The $3.1 million cost of the window is being amoritzed over a five-year period beginning August 1998. About one-third of the early retirement window costs will be charged to Questar Pipeline. Pension cost was $367,000 in 2000, $411,000 in 1999 and $382,000 in 1998.

Postretirement Benefits Other Than Pensions: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Pipeline pays a portion of postretirement health-care costs as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. The FERC allows rate-recovery of future postretirement benefits costs to the extent that contributions are made to an external trust. Questar Pipeline has recorded a $1.3 million regulatory liability as of December 31, 2000. As a result of returns earned on investments, the Company recorded expense reductions of $352,000 in 2000 and $223,000 in 1999. Costs of postretirement benefits other than pensions were $69,000 in 1998.

Questar Pipeline's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

Postemployment Benefits: Questar Pipeline recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The Company has a regulatory asset amounting to $323,000 as of December 31, 2000.
<PAGE 30>

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction. Since January 1, 1999, the Company has matched 80% of employee-pretax purchases up to a maximum of 6% and contributes an additional $200 of common stock in the name of each eligible employee. Prior to that date, the Company matched 75% of employee's eligible contributions. The Company's expense equals its matching contribution. The Company's expense and contribution to the plan was $314,000 in 2000, $281,000 in 1999 and $302,000 in 1998.

Note 8 - Related-Party Transactions

Regulated Services provides administrative, technical, accounting, legal and regulatory support to Questar Pipeline at its cost. Regulated Services charged Questar Pipeline $18,786,000 in 2000, $22,623,000 in 1999 and $15,271,000 in 1998. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $73,742,000 in 2000, $71,636,000 in 1999 and $67,528,000 in 1998. The
Company also received revenues from other affiliated companies totaling $2,834,000 in 2000, $3,602,000 in 1998 and $3,873,000 in
1998.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $2,964,000 in 2000, $2,424,000 in 1999 and
$2,173,000 in 1998. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc is an affiliated company that provides data processing and communication services to Questar Pipeline. Direct charges paid by the Company to Questar InfoComm amounted to $9,043,000 in 2000, $8,345,000 in 1999 and $10,548,000 in 1998.

Questar Pipeline has an 11-year lease with an option for renewal with an affiliate for some space in an office building located in Salt Lake City, Utah. Rent expense was $648,000, $580,000 and $576,000 in 2000,
1999, and 1998, respectively. The annual lease payment for the five years following 2000 are scheduled as follows: $655,000 in 2001, $671,000 in 2002 and $867,000 each year in 2003, 2004 and 2005.

The Company incurred debt expense payable to Questar of $800,000 in 2000, $2,087,000 in 1999 and $2,420,000 in 1998 and received interest income amounting to $234,000 in 2000.
<PAGE 31>


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

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


/s/ D. N. Rose               President & Chief Executive Officer;
 D. N. Rose                  Director (Principal Executive Officer)


/s/ S. E. Parks              Vice President, Treasurer and Chief
 S. E. Parks                 Financial Officer (Principal
                             Financial Officer)


/s/D. M. Curtis              Controller
 D. M. Curtis                (Principal Accounting Officer)


*R. D. Cash                   Chairman of the Board; Director
*U. Edwin Garrison            Director
*Scott S. Parker              Director
*K. O. Rattie                 Director
*D. N. Rose                   Director


March 28, 2001                *By  /s/ D. N. Rose
    Date                               D. N. Rose, Attorney in Fact

<PAGE 32>

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

  3.*     Restated Articles of Incorporation dated November 17,
          1995.  (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

  3.3.* Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 1992.)

  4.1.*2 Indenture dated as of June 1, 1991, for 9-3/8% Debentures due June 1, 2021, with Morgan Guaranty Trust Company of
          New York as Trustee. (Exhibit No. 4. to Form 10-Q Report for quarter ended June 30, 1991.)

  4.2.* Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No.
          4.01. to Registration Statement on Form S-3 (No.
          333-61621) filed August 17, 1998.)

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

  10.2.*  Partnership Agreement for the TransColorado Gas
          Transmission Company dated July 1, 1997, between KN
          TransColorado, Inc. and Questar TransColorado, Inc.
          (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

  10.3.* Letter of Understanding dated July 13, 1998, on Issues Relating to Phase II of TransColorado between Questar TransColorado, Inc. and KN TransColorado, Inc. (Exhibit No. 10.1. to Form 10-Q Report for quarter ended June 30, 1998.)

 10.4.4* Firm Transportation Service Agreement with Mountain Fuel Supply Company under Rate Schedule T-1 dated August 10, 1993. (Exhibit No. 10.5. to Form 10-K Annual Report for 1993.)

 10.5.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 3.5 Bcf of working gas capacity at Clay Basin, with a term from September 1, 1993, through August 31, 2008. (Exhibit No. 10.6. to Form 10-K Annual Report for 1993.)

 10.6.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedules FSS, for 3.5 Bcf of working gas capacity at Clay Basin with a term from September 1, 1993, through August 31, 2013. (Exhibit No. 10.7. to Form 10-K Annual Report for 1993.)

 10.7.*4 Storage Service Agreement with Mountain Fuel Supply Company under Rate Schedule FSS, for 5.5 Bcf of working gas capacity at Clay Basin, with a term from May 15, 1994 through May 14, 2019. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

 10.8 .* Agreement for the Transfer of Assets between Questar Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

 10.9 .* Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)

 10.10. Agreement with Colorado Interstate Gas Company, as amended and restated effective January 12, 2001, for Mainline 104 and other projects.

 12.      Ratio of Earnings to Fixed Charges

 21.      Subsidiary Information.

 23.      Consent of Independent Auditors

 24.      Power of Attorney.
_______________

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

      4Agreement incorporates specified terms and conditions of Questar Pipeline's FERC Gas Tariff, First Revised Volume No. 1. The tariff provisions are not filed as part of the exhibit, but are available upon request.