Form 10-Q
period 2001-03-31
QUESTAR PIPELINE CO
filed 2001-05-11
CIK 764044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-14147

                            QUESTAR PIPELINE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         STATE OF UTAH                                        87-0307414
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah         84145-0360
--------------------------------------------------------         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:           (801) 324-2400
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                      -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of April 30, 2001
-----------------------------               --------------------------------
Common Stock, $1.00 par value                       6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                           3 Months Ended             12 Months Ended
                                                               March 31,                   March 31,
                                                          2001          2000          2001          2000
                                                       ---------    ---------     ----------  ----------
                                                                         (In Thousands)

REVENUES                                               $ 31,035     $ 29,858      $ 120,253    $ 114,852

OPERATING EXPENSES
  Operating and maintenance                              11,137        9,965         44,933       39,110
  Depreciation                                            4,066        4,180         15,277       16,947
  Other taxes                                               796          678          3,189        2,429
                                                       ---------    ---------     ----------  ----------
    TOTAL OPERATING EXPENSES                             15,999       14,823         63,399       58,486
                                                       ---------    ---------     ----------  ----------
    OPERATING INCOME                                     15,036       15,035         56,854       56,366
INTEREST AND OTHER INCOME                                 1,270          880          3,415        4,300
OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                                              65          220          1,065       (6,380)
  Write-down of investment in partnership                                                        (49,700)
                                                       ---------    ---------     ----------  ----------
                                                             65          220          1,065      (56,080)
DEBT EXPENSE                                             (4,269)      (4,699)       (17,154)     (17,988)
                                                       ---------    ---------     ----------  ----------
    INCOME (LOSS) BEFORE
        INCOME TAXES                                     12,102       11,436         44,180      (13,402)
INCOME TAXES                                              4,445        4,312         13,822       (5,173)
                                                       ---------    ---------     ----------  ----------
         NET INCOME (LOSS)                             $  7,657     $  7,124      $  30,358    $  (8,229)
                                                       =========    =========     ==========  ==========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 31,        December 31,
                                                         2001          2000       2000
                                                       ---------   ---------   ------------
                                                           (Unaudited)
                                                                      (In Thousands)

ASSETS
Current assets
  Cash and cash equivalents                             $   509     $  1,363      $   1,855
  Notes receivable from Questar Corp.                                  2,300         20,700
  Accounts receivable                                    10,702        8,300         11,667
  Inventories - materials and supplies, at
    lower of average cost or market                       2,422        2,538          2,276
  Prepaid expenses and other                                339        1,550            477
                                                       ---------   ---------      ---------
    Total current assets                                 13,972       16,051         36,975
Property, plant and equipment                           734,873      708,002        731,246
Less accumulated depreciation                           245,810      231,699        243,006
                                                       ---------   ---------      ---------
    Net property, plant and equipment                   489,063      476,303        488,240
Investment in unconsolidated affiliates                  21,153       18,968         19,088
Other assets                                             14,687       12,356         16,428
                                                       ---------   ---------      ---------
                                                       $538,875    $ 523,678      $ 560,731
                                                       =========   =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar Corp.                        $   800     $  8,400
  Accounts payable and accrued
    expenses                                             16,421       17,125      $  10,103
                                                       ---------   ---------      ---------
    Total current liabilities                            17,221       25,525         10,103
Long-term debt                                          215,025      245,006        245,020
Other liabilities                                         4,918        3,319          7,231
Deferred income taxes                                    64,043       50,768         62,741
Common shareholder's equity
  Common stock                                            6,551        6,551          6,551
  Additional paid-in capital                            142,034      112,034        142,034
  Retained earnings                                      89,083       80,475         87,051
                                                       ---------   ---------      ---------
    Total common shareholder's equity                   237,668      199,060        235,636
                                                       ---------   ---------      ---------
                                                       $538,875    $ 523,678      $ 560,731
                                                       =========   =========      =========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                         3 Months Ended
                                                                            March 31,
                                                                        2001          2000
                                                                    ----------    ----------
                                                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                                        $  7,657      $   7,124
  Depreciation                                                         4,360          4,454
  Deferred income taxes                                                1,302            877
  Income from unconsolidated
    affiliates, net of cash distributions                                (65)          (220)
                                                                    ----------   -----------
                                                                      13,254         12,235
  Change in operating assets and
     liabilities                                                       6,708         15,745
                                                                    ----------   -----------
       NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                                        19,962         27,980
INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                                   (6,658)       (10,592)
    Investment in unconsolidated affiliates                           (2,000)        (7,024)
                                                                    ----------   -----------
      Total capital expenditures                                      (8,658)       (17,616)
   Proceeds from (costs of) disposition of
      property, plant and equipment                                    1,475           (713)
                                                                    ----------   -----------
      NET CASH USED IN INVESTING
        ACTIVITIES                                                    (7,183)       (18,329)
FINANCING ACTIVITIES
  Repayment of long-term debt                                        (30,000)
  Change in notes receivable from Questar Corp.                       20,700         (1,200)
  Change in notes payable to Questar Corp.                               800        (34,100)
  Equity investment                                                                  30,000
  Payment of dividends                                                (5,625)        (5,375)
                                                                    ----------   -----------
      NET CASH USED IN
        FINANCING ACTIVITIES                                         (14,125)       (10,675)
                                                                    ----------   -----------
      Decrease in cash and cash equivalents                           (1,346)        (1,024)
      Beginning cash and cash equivalents                              1,855          2,387
                                                                    ----------   -----------
      Ending cash and cash equivalents                               $   509      $   1,363
                                                                    ==========   ===========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below. Income before income taxes MAY include capitalized financing charges called allowance for funds used during construction (AFUDC).



                                                          3 Months Ended
                                                              March 31
                                                          2001          2000
                                                       --------     --------
                                                            (In Thousands)
Revenues                                               $  1,981     $  2,478
Operating loss                                           (2,756)      (2,644)
Loss before income taxes                                 (6,004)      (5,490)

Note 3 - Financing Activities

On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. The Company intends to issue up to $250 million of medium-term notes with maturities from nine months to 30 years, subject to effectiveness of a Form S-3 filed with the Securities and Exchange Commission in May 2001. The net proceeds from the sale of the notes will be used to redeem $85 million of 9 3/8% Debentures due 2021, and to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY
March 31, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:



                                                            3 Months Ended             12 Months Ended
                                                               March 31                   March 31
                                                         2001         2000          2001          2000
                                                       --------     --------      --------     ---------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                          $ 10,842     $  9,596      $  43,746    $  37,497
  From affiliates                                        20,193       20,262         76,507       77,355
                                                       --------     --------      ---------    ---------
    Total revenues                                     $ 31,035     $ 29,858      $ 120,253    $ 114,852
                                                       ========     ========      =========    =========
Operating income                                       $ 15,036     $ 15,035      $  56,854    $  56,366
Net income (loss)                                         7,657        7,124         30,358       (8,229)

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                           42,434       29,095        171,943      139,035
    For Questar Gas                                      38,686       36,315        110,554      106,179
    For other affiliated customers                        1,911        1,325          8,956       10,098
                                                       --------     --------      ---------    ---------
      Total transportation                               83,031       66,735        291,453      255,312
                                                       ========     ========      =========    =========
   Transportation revenue (per decatherm)              $   0.23     $   0.27       $   0.25     $   0.28

Revenues were higher in the 3-and 12-month periods of 2001 compared with the 2000 periods due primarily to increased firm-transportation demand, higher gas processing revenues from removal of carbon dioxide, and increased liquids sale prices. Transportation revenues increased 3% in both the 3- and 12-month periods of 2001 compared to 2000 primarily from a 24% increase in transportation volumes. Firm-transportation volumes increased 16.2 million decatherms or 26% in the 2001 quarter compared with the 2000 quarter as a result of increased demand for gas for electricity generation.

Operating and maintenance (O & M) expenses were 12% and 15% higher in the 3- and 12-month periods of 2001 respectively, when compared with the 2000 periods. The higher O & M expenses were due to increased legal costs of $500,000 in a case involving the TransColorado pipeline, higher fuel gas costs of $432,000 at the gas processing plant and lower amounts of labor capitalized for construction projects. Labor costs savings from the early retirement window program effective October 31, 2000, totaled about $650,000 pretax in the three-month period of 2001.

Depreciation expense declined 3% in the 3-month period and 10% in the 12-month periods of 2001 compared to the 2000 periods. The lower depreciation was due primarily from several information systems being fully depreciated and a change from 10 years to 20 years in the estimated useful life of the gas processing plant in 2000.

Other taxes were 17% higher in the 2001 periods compared with the 2000 periods primarily due to increases in use taxes.

Interest and other income for the 2001 period was 44% higher than the 2000 period primarily from increased AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects.

Earnings from unconsolidated affiliates were lower in the 3-month period of 2001 compared with the 2000 period. The increase in earnings for the 12-month period of 2001 was due mainly to a pretax operating loss of $8.2 million from TransColorado in the twelve-month period of 2000.

Debt expense was lower in the 3-and 12-month periods of 2001 when compared with the 2000 periods due to a $60 million equity investment from its parent company in 2000 where the funds were used to repay debt owed to Questar. Interest expense capitalized in connection with construction projects in the first quarter 2001 was $678,000 compared with $694,000 in the first quarter of 2000.

The effective income tax rate was 36.7% in the 2001 quarter compared with 37.7% in the 2000 quarter.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $19,962,000 in the first quarter of 2001 was $8,018,000 lower than the amount reported for the same period of 2000 due primarily to changes in operating assets and liabilities. The changes were associated primarily with differences in the timing of collecting receivables and paying vendors between the quarters.

Investing Activities

Capital expenditures were $8,658,000 in the first quarter of 2001 compared with $17,616,000 in the corresponding 2000 period. Capital expenditures for calendar year 2001 are estimated to be $180.3 million and include projects previously considered contingent. The forecast includes $77.5 million for a 75-mile pipeline planned for central Utah and $38 million for Questar Southern Trails Pipeline.

Financing Activities

Net cash flow from operating activities plus the collection of notes from Questar enabled Questar Pipeline to fund capital expenditures and redeem $30 million of 9 7/8% medium term debt. Questar makes loans to the Company under a short-term credit arrangement. Borrowing from Questar as of March 31, amounted to $.8 million in 2001 and $8.4 million in 2000. Remaining 2001 capital expenditures are expected to be financed with net cash provided from operating activities, and from funds received from the medium-term debt offering.

Regulatory Matters

The Company has secured a long-term gas-transportation contract for the entire initial capacity on the east zone of Questar's Southern Trails Pipeline project. The east zone has the capacity to transport 80,000 decatherms (Dth) per day from multiple receipt points in the prolific San Juan Basin near the Four Corners area (where Utah, Arizona, Colorado and New Mexico meet) to multiple delivery points at or near the California state line. The Company is also currently seeking customers for Southern Trails' west zone, which runs from near the California state line to the Long Beach area. The west zone has a capacity of up to 120,000 Dth per day. However, the Company's efforts to place the west zone in service have been slowed by regulatory issues. Specifically, the Residual Load Service (RLS) tariff penalty imposed by Southern California Gas, the dominant gas-transportation company in the region, deters existing customers from using alternate natural gas suppliers if they elect to switch part of their transportation to a competing pipeline in

Southern California Gas' service area. Options that Southern California Gas has proposed to date, in response to the California Public Utilities Commission (CPUC) directives to eliminate the RLS, would not improve the competitive gas-transportation environment in California. The Company is supporting a cost based peaking rate option proposed by Watson Cogeneration. The CPUC has indicated that this issue will be resolved in the near future.

Business Development

The Company announced several growth initiatives to address the western U.S. need for expanding natural gas transportation and storage services. These growth initiatives include the following:

Expand the interstate transmission system - the Company is holding an "open season" to confirm support for expanding its core pipeline system, which serves gas-producing basins in Utah, Wyoming and the western slope of Colorado. The open season will determine the optimal size of the proposed expansion, preferred in-service dates, and receipt and delivery points shippers would utilize. Depending on customer response and federal approval, significant expansion could be completed by November 1, 2002.

Salt cavern storage facility - the Company is also holding an open season for its salt-cavern storage facility. The storage facility, which has been under development for several years is a high deliverability natural gas storage facility. Each of the four caverns will hold up to 3.5 billion cubic feet of gas and could be cycled up to 12 times a year. This facility is ideal for peaking power and other flexible services, which rely on immediate delivery of supplies.

Major trading hub - the Company is developing a new hub services such as "parking" (temporary storage) and "balancing" (matching additions and withdrawals). Development of a hub will increase liquidity, trading and transportation on and between Questar Pipeline and other interstate pipelines.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         a. KN TransColorado, Inc. ("KNTC") and its affiliates have filed a motion for partial summary judgment in the complex litigation that is currently pending in a Colorado state district court that involves Questar TransColorado, Inc. ("QTC"), which is a subsidiary of Questar Pipeline Company (the "Company" or "Questar Pipeline"), Questar Pipeline, and Questar Corporation ("Questar"), the Company's ultimate parent. The basic question in the lawsuit is the validity of a contractual right claimed by QTC to sell or put its 50 percent interest in the TransColorado pipeline project to KNTC during the 12-month period beginning March 31, 2001.

         In its motion, KNTC requested that the court determine that the partners in TransColorado Gas Transmission Company ("TC Partnership") owed fiduciary duties to each other and that the Company's officers and directors had fiduciary obligations to disclose to KNTC and TC Partnership all information that affected the fundamental business purposes of the TC Partnership since they also served as officers and directors of QTC. KNTC alleges that Questar Pipeline and its affiliates breached their fiduciary duties to KNTC and TC Partnership by developing a plan to construct and operate a new pipeline that would compete with the TransColorado pipeline, rendering it economically unviable.

         The Questar defendants oppose KNTC's motion for partial summary judgment. They have also filed a motion requesting permission to join Kinder Morgan, Inc., KN Interstate Gas Transmission Company, and unnamed John Does 1 through 10 and to amend their answer and counterclaim.

         The court has set a new trial commencement date of April 1, 2002.

         Questar Pipeline will begin recording its share of operating results for the TransColorado pipeline in the second quarter of 2001. Under the terms of the agreement for the TC Partnership and the standstill agreement executed by the parties, KNTC is obligated to indemnify QTC for its share of any losses incurred as of April 1, 2001, since QTC formally placed KNTC on notice that it was exercising the put as of such date, subject to the litigation and the standstill agreement.

         b. On April 16, 2001, the Environmental Protection Agency ("EPA") issued a formal complaint against Questar Regulated Services Company, Questar Pipeline's parent, alleging violations of regulations promulgated to enforce the Clean Air Act, as amended, in conjunction with the installation of a gas turbine at the Company's Fidlar compressor station. (Questar Pipeline is the proper party to the administrative proceedings and will presumably be substituted for its parent.) The gas turbine was installed at the Fidlar compressor station in 1995. The station is located within the boundaries of the Uintah-Ouray Indian reservation in eastern Utah.

         Specifically, the EPA contends that Questar Pipeline failed to file various notices and reports within specified time periods applicable to the installation and operation of the gas turbine and failed to monitor the content of the fuel used in it, and failed to conduct a performance test for it. The EPA is also proposing that the Company pay a civil penalty of $471,568. Questar Pipeline will respond to the EPA's complaint and attempt to resolve the matter entirely and/or reduce the size of the claimed penalty.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             12. Ratio of earnings to fixed charges.

         b.  Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUESTAR PIPELINE COMPANY
                                        (Registrant)



May 10, 2001                        /s/ D. N. Rose
------------                        -----------------------------------------
                                    D. N. Rose
                                    President and Chief Executive Officer

May 10, 2001                        /s/ S. E. Parks
------------                        -----------------------------------------
                                    S. E. Parks
                                    Vice President, Treasurer, and
                                    Chief Financial Officer