Form 10-Q
period 2001-06-30
QUESTAR PIPELINE CO
filed 2001-08-13
CIK 764044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-14147

                            QUESTAR PIPELINE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             STATE OF UTAH                            87-0307414
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

   P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah    84145-0360
   ---------------------------------------------------------   ----------
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

                                Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, $1.00 par value              Class Outstanding as of July 31, 2001
-----------------------------              -------------------------------------
                                                         6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     3 Months Ended             6 Months Ended                 12 Months Ended
                                                       June 30,                    June 30,                        June 30,
                                              ------------------------      ------------------------      ------------------------
                                                 2001           2000           2001           2000           2001           2000
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                                                                 (In Thousands)

REVENUES                                      $  30,912      $  29,407      $  61,947      $  59,265      $ 121,758      $ 117,223

OPERATING EXPENSES
  Operating and maintenance                      11,071          9,768         22,208         19,733         46,236         40,547
  Depreciation                                    4,158          4,271          8,224          8,451         15,164         17,120
  Other taxes                                       779            684          1,575          1,362          3,284          2,414
                                              ---------      ---------      ---------      ---------      ---------      ---------
    TOTAL OPERATING EXPENSES                     16,008         14,723         32,007         29,546         64,684         60,081
                                              ---------      ---------      ---------      ---------      ---------      ---------
    OPERATING INCOME                             14,904         14,684         29,940         29,719         57,074         57,142

INTEREST AND OTHER
    INCOME                                        1,471            705          2,741          1,585          4,181          2,564

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                                  (1,385)           176         (1,320)           396           (496)        (4,649)
  Write-down of investment in partnership                                                                                  (49,700)
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                                 (1,385)           176         (1,320)           396           (496)       (54,349)
DEBT EXPENSE                                     (4,046)        (4,392)        (8,315)        (9,091)       (16,808)       (18,342)
                                              ---------      ---------      ---------      ---------      ---------      ---------
    INCOME (LOSS) BEFORE
        INCOME TAXES                             10,944         11,173         23,046         22,609         43,951        (12,985)
INCOME TAXES                                      4,093          4,097          8,538          8,409         13,818         (4,800)
                                              ---------      ---------      ---------      ---------      ---------      ---------
         NET INCOME (LOSS)                    $   6,851      $   7,076      $  14,508      $  14,200      $  30,133      $  (8,185)
                                              =========      =========      =========      =========      =========      =========


See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,           December 31,
                                                   2001          2000          2000
                                                      (Unaudited)
                                                 --------      --------     ------------
                                                            (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                      $  1,366      $  1,662      $  1,855
  Notes receivable from Questar Corporation                                    20,700
  Accounts receivable                               7,582         9,428        11,667
  Inventories - materials and supplies, at
       lower of average cost or market              2,533         2,451         2,276
  Prepaid expenses and other                          190         1,491           477
                                                 --------      --------      --------
    Total current assets                           11,671        15,032        36,975

Property, plant and equipment                     765,485       715,523       731,246
Less accumulated depreciation                     249,189       236,247       243,006
                                                 --------      --------      --------
    Net property, plant and equipment             516,296       479,276       488,240

Investment in unconsolidated affiliates            21,768        19,144        19,088
Regulatory and other assets                        20,177        14,788        16,428
                                                 --------      --------      --------
                                                 $569,912      $528,240      $560,731
                                                 ========      ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar Corporation           $ 16,900      $ 14,600
  Accounts payable and accrued
    expenses                                       11,785        11,308      $ 10,103
                                                 --------      --------      --------
    Total current liabilities                      28,685        25,908        10,103

Long-term debt                                    230,035       245,011       245,020
Other liabilities                                   4,548         5,098         7,231
Deferred income taxes                              67,750        51,462        62,741

Common shareholder's equity
  Common stock                                      6,551         6,551         6,551
  Additional paid-in capital                      142,034       112,034       142,034
  Retained earnings                                90,309        82,176        87,051
                                                 --------      --------      --------
    Total common shareholder's equity             238,894       200,761       235,636
                                                 --------      --------      --------
                                                 $569,912      $528,240      $560,731
                                                 ========      ========      ========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            6 Months Ended
                                                              June 30,
                                                       2001            2000
                                                     ---------       ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  14,508       $  14,200
  Depreciation                                           8,820           9,002
  Deferred income taxes                                  5,009           1,571
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                1,320            (396)
                                                     ---------       ---------
                                                        29,657          24,377
  Change in operating assets and
     liabilities                                          (620)          8,298
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                          29,037          32,675

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                    (36,865)        (18,210)
    Investment in unconsolidated affiliates             (4,000)         (7,024)
                                                     ---------       ---------
      Total capital expenditures                       (40,865)        (25,234)
    Costs of disposition of
      property, plant and equipment                        (11)           (616)
                                                     ---------       ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                                     (40,876)        (25,850)

FINANCING ACTIVITIES
  Issuance of long-term debt                           100,000
  Repayment of long-term debt                         (115,000)
  Change in notes receivable from Questar Corp.         20,700           1,100
  Change in notes payable to Questar Corp.              16,900         (27,900)
  Equity investment                                                     30,000
  Payment of dividends                                 (11,250)        (10,750)
                                                     ---------       ---------
      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                            11,350          (7,550)
                                                     ---------       ---------
      Decrease in cash and cash equivalents               (489)           (725)
      Beginning cash and cash equivalents                1,855           2,387
                                                     ---------       ---------
      Ending cash and cash equivalents               $   1,366       $   1,662
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-, six- and twelve-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below.

                                   6 Months Ended
                                     June 30,
                                2001           2000
                              --------       --------
                                   (In Thousands)
Revenues                      $  6,250       $  5,006
Operating loss                  (4,379)        (4,570)
Loss before income taxes       (10,470)       (10,840)

Note 3 - Financing Activities

On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. In addition, the Company redeemed $85 million of its 9 3/8% debentures on June 25, 2001. The redemption price was equal to 104.51% of the principal amount plus twenty-four days of interest.

On May 11, 2001, the Company filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of 10-year medium-term notes with a 7.09% coupon rate to refinance of debentures and reduce short-term debt. The Company plans to apply additional proceeds from the sale of notes to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                     3 Months Ended             6 Months Ended                 12 Months Ended
                                                       June 30,                    June 30,                        June 30,
                                                 2001           2000           2001           2000           2001           2000
                                              ---------      ---------      ---------      ---------      ---------      ---------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                 $  12,252      $  10,305      $  23,094      $  19,901      $  45,693      $  38,048
  From affiliates                                18,660         19,102         38,853         39,364         76,065         79,175
                                              ---------      ---------      ---------      ---------      ---------      ---------
    Total revenues                            $  30,912      $  29,407      $  61,947      $  59,265      $ 121,758      $ 117,223
                                              =========      =========      =========      =========      =========      =========
Operating income                              $  14,904      $  14,684      $  29,940      $  29,719      $  57,074      $  57,142
Net income (loss)                                 6,851          7,076         14,508         14,200         30,133         (8,185)
OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                   47,572         35,803         90,006         64,898        183,712        140,073
    For Questar Gas                              25,746         24,046         64,432         60,361        112,254        104,141
    For other affiliated customers                   94          1,676          2,005          3,001          7,374          6,696
                                              ---------      ---------      ---------      ---------      ---------      ---------
      Total transportation                       73,412         61,525        156,443        128,260        303,340        250,910
                                              =========      =========      =========      =========      =========      =========
   Transportation revenue (per decatherm)     $    0.25      $    0.29      $    0.24      $    0.28      $    0.24      $    0.29

Revenues were higher in the 2001 periods compared with the 2000 periods due primarily to increased firm-transportation demand, higher gas processing revenues, and increased selling prices for hydrocarbon liquids. Transportation revenues increased 8% in the second quarter and 6% in the first half of 2001 compared with the 2000 periods primarily from increased firm-transportation volumes. Firm-transportation volumes increased 12.5 million decatherms or 22% in the 2001 quarter and 28.8 million decatherms or 24% in the first half of 2001 compared with the prior-year periods as a result of increased demand for gas for electricity generation.

Operating and maintenance (O & M) expenses were higher in the 2001 periods compared with the respective 2000 periods. The higher O & M expenses in the first half of 2001 were due to increased legal costs of $1.2 million, fuel gas expenses of $.7 million at a gas processing plant, and maintenance expenses of $.5 million for the Southern Trails Pipeline. Labor cost savings from the early retirement program effective October 31, 2000, totaled about $1.2 million pretax in the six-month period of 2001.

Depreciation expense declined in the 2001 periods compared with the 2000 periods. The lower depreciation was primarily due to several information systems being fully depreciated and an extension in the estimated useful life of a gas processing plant in third quarter of 2000.

Other taxes were higher in each of the 2001 periods compared with the 2000 periods primarily due to increases in use or sales taxes on compressor fuel.

Interest and other income for the 2001 periods were higher than the 2000 periods primarily from increased AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects.

Earnings from unconsolidated affiliates in the second quarter of 2001 include the Company's share of operating losses from the TransColorado Pipeline partnership of $1.7 million.

Debt expense was lower in the 2001 periods compared with the 2000 periods because of a $60 million equity investment from its parent company in 2000 used to repay debt owed to Questar. In addition, $115 million of long-term debt was replaced with less expensive debt from a note offering in May 2001. The weighted average interest rate of the new notes was 7.09%. Interest expense capitalized in connection with construction projects in the first half of 2001 was unchanged from the prior-year period at $1.5 million.

The effective income tax rate was 37% in the first half of 2001 compared with 37.2% in the first half of 2000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $29.0 million in the first half of 2001 was $3.6 million less than the amount reported for the same period of 2000 due to changes in operating assets and liabilities. The decline resulted from a $5.2 million premium incurred to redeem debentures and from a reduction in regulatory liabilities. This was partially offset by higher deferred income taxes.

Investing Activities

Capital expenditures were $40.9 million in the first half of 2001 compared with $25.2 million in the corresponding 2000 period. The increase in the 2001 period is primarily due to expenditures for transmission, storage, the Southern Trails pipeline and Questar TransColorado's investment in the TransColorado partnership. Capital expenditures for calendar year 2001 are estimated to be $180.3 million and include two major pipeline projects. The Company received final approvals on July 10, 2001 to begin construction on Main Line No. 104, a 75-mile pipeline located in central Utah at an estimated cost of $80 million with $77.5 million being spent in 2001. In addition, $38 million is estimated for the eastern segment of the Questar Southern Trails Pipeline that runs from Blanco, New Mexico, to the California border.

Financing Activities

Net cash flow from operating activities, and funds from the note offering, plus the collection of notes from Questar enabled Questar Pipeline to fund capital expenditures and to refinance $115 million of its debentures. Questar makes loans to the Company under a short-term credit arrangement. Borrowing from Questar as of June 30, amounted to $16.9 million in 2001 and $14.6 million in 2000. Remaining 2001 capital expenditures are expected to be financed with net cash provided from operating activities, and from funds received from the debt offering.

Regulatory Matters

Questar Southern Trails (QTS), a Questar Pipeline subsidiary, has secured a long-term gas-transportation contract for the entire initial capacity on the east segment of the Southern Trails Pipeline project. The east segment has the capacity to transport 80,000 decatherms (Dth) per day from multiple receipt points in the San Juan Basin near the Four Corners area (where Utah, Arizona, Colorado and New Mexico meet) to multiple delivery points at or near the California border. QTS is also currently seeking customers for Southern Trails' west zone, which runs from near the California state line to the Long Beach area. The west zone has a capacity of up to 120,000 Dth per day. However, QTS's efforts to place the west zone in service have been slowed by California regulatory issues. Specifically, the Residual Load Service (RLS) tariff penalty imposed by Southern California Gas, the dominant gas-transportation company in the region, deters existing customers from using alternate natural gas suppliers if they elect to switch part of their transportation to a competing pipeline in Southern California Gas' service area. On August 2, 2001, the California Public Utilities Commission (CPUC) issued an order replacing the RLS with a peaking rate. While the peaking rate is less punitive than the RLS, it does not go far enough to remove the obstacles faced by Southern Trails. QTS has urged California officals to seek expedited remedy in this situation. In light of the CPUC decision, QTS will continue its efforts to market pipeline capacity on Southern Trails, while evaluating alternative uses of the line.

Business Development

The Company announced several growth initiatives to address the western U.S. need for expanding natural gas transportation and storage services. These growth initiatives include the following:

Expand the interstate transmission system - the Company held "open seasons" to confirm support for expanding its core pipeline system, which serves gas-producing basins in Utah, Wyoming and the western slope of Colorado. The open seasons will determine needed system expansions, optimal size of the expansions, preferred in-service dates, and receipt and delivery points shippers would utilize. Depending on customer response and federal approval, significant expansion could be put in place in 2002.

Salt cavern storage facility - the Company also held an open season with good initial response for its proposed salt-cavern storage facility. The Company is working with potential customers to obtain the necessary market support for this project. The storage facility, which has been under development for several years is a high deliverability natural gas storage facility. Each of the four caverns will hold up to 3.5 billion cubic feet of gas and could be cycled up to 12 times a year. This facility is ideal for peaking power generation and other flexible services, which rely on immediate delivery of supplies.

Major trading hub - the Company has announce its intention to leverage on its unique hub and spoke pipeline system by developing new hub services such as "parking" (temporary storage) and "balancing" (matching additions and withdrawals). Development of a hub will increase liquidity, trading and transportation on and between Questar Pipeline and other interstate pipelines.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas prices and supplies, competition, rate and regulatory issues, and other factors beyond the control of the Company. These other factors include the rate of inflation, the effect of natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     a. On July 19, 2001, the trial court judge granted the motion for partial summary judgment filed by KN TransColorado, Inc.("KNTC") against Questar TransColorado, Inc. ("QTC"), which is a subsidiary of Questar Pipeline Company (the "Company"), the Company, and Questar Corporation, the Company's ultimate parent. The judge ruled, as a matter of law, that KNTC and QTC, as the partners in the TransColorado Gas Transmission Company ("TC Partnership"), owed fiduciary duties to each other and to the partnership, that the partners did not waive or limit their fiduciary responsibilities, and that the Company's officers and directors who also served as officers and directors of QTC had fiduciary obligations to disclose to KNTC and TC Partnership any information they learned with the Company that affected TC Partnership's fundamental business purposes. The Questar defendants do not agree with the judge's ruling and have filed a motion asking the judge to reconsider the portion of his order finding that the partners had not waived or modified their fiduciary duties.

     The basic question in the lawsuit is the validity of a contractual 9right claimed by QTC to sell or put its 50 percent interest in the TransColorado pipeline project to KNTC during the 12-month period beginning March 31, 2001. KNTC alleges that the Company and its affiliates breached their fiduciary duties to KNTC and TC Partnership by developing a plan to construct and operate a new pipeline that would compete with the TransColorado pipeline, rendering it economically unviable. This allegation is the basis for KNTC's contention that its obligation to purchase QTC's interest in the project be declared void and unenforceable. The Questar defendants continue to maintain that QTC's right to sell its interest to KNTC is binding and enforceable.

     b. The Company and other Questar defendants are involved in three separate actions filed by an independent producer, Jack Grynberg. One of these cases is pending in Wyoming's federal district court and was stayed pending the outcome of Grynberg's appeal to the Tenth Circuit Court of Appeals involving an earlier case. On June 29, 2001, the presiding federal district court entered an order in this case granting a motion for partial summary judgment filed by the Company and other named Questar defendants that dismissed Grynberg's antitrust claims. The Questar defendants had filed this motion before the case was stayed.

     The Company and other Questar affiliates are named defendants in a case filed by Grynberg under the federal False Claims Act. This case against the Questar defendants is one of approximately 76 cases filed by Grynberg against pipelines and their affiliates that have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. (The judge assigned to this court is different than the judge presiding over the case described above.) On May 18, 2001, the judge denied the motion filed by defendants to dismiss Grynberg's complaints for failure to plead fraud with particularity. He also denied the motion filed by a group of defendants, including the Questar defendants, to certify a question of law on this issue that could be heard as an interlocutory appeal by the Tenth Circuit Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.    Exhibit
     -----------    -------
          12.       Ratio of earnings to fixed charges.

     b. The Company did not file any Current Reports on Form 8-K during the quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ---------------------------------
                                        QUESTAR PIPELINE COMPANY
                                        (Registrant)


August 10, 2001                         /s/ D. N. Rose
                                        ---------------------------------
                                        D. N. Rose
                                        President and Chief Executive Officer



August 10, 2001                         /s/ S. E. Parks
                                        ---------------------------------
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit
-------   -------
  12.     Ratio of earnings to fixed charges.
