Form 10-Q
period 2001-09-30
QUESTAR PIPELINE CO
filed 2001-11-14
CIK 764044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-14147


                            QUESTAR PIPELINE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         STATE OF UTAH                                            87-0307414
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


P.O. Box 45360, 180 East 100 South, Salt Lake City, Utah              84145-0360
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (801) 324-2400
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

            Class                             Outstanding as of October 31, 2001
--------------------------------------------------------------------------------
Common Stock, $1.00 par value                          6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                  3 Months Ended             9 Months Ended              12 Months Ended
                                                   September 30,              September 30,               September 30,
                                                2001          2000         2001          2000          2001          2000
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                                              (In Thousands)
REVENUES                                     $  30,464     $  28,187     $  92,411     $  87,452     $ 124,035     $ 117,066

OPERATING EXPENSES
  Operating and maintenance                     11,841        10,783        34,049        30,516        47,294        41,891
  Depreciation                                   3,861         2,949        12,085        11,400        16,076        15,295
  Other taxes                                      710           716         2,285         2,078         3,278         2,427
                                             ---------     ---------     ---------     ---------     ---------     ---------
    TOTAL OPERATING EXPENSES                    16,412        14,448        48,419        43,994        66,648        59,613
                                             ---------     ---------     ---------     ---------     ---------     ---------
    OPERATING INCOME                            14,052        13,739        43,992        43,458        57,387        57,453

INTEREST AND OTHER
    INCOME                                       1,204           688         3,945         2,273         4,697         2,836

OPERATIONS OF UNCONSOLIDATED
    AFFILIATES
  Income (loss)                                   (201)          324        (1,521)          720        (1,021)       (2,021)
  Write-down of investment in partnership                                                                            (49,700)
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                  (201)          324        (1,521)          720        (1,021)      (51,721)

DEBT EXPENSE                                    (3,509)       (4,295)      (11,824)      (13,386)      (16,022)      (18,250)
                                             ---------     ---------     ---------     ---------     ---------     ---------
    INCOME (LOSS) BEFORE
        INCOME TAXES                            11,546        10,456        34,592        33,065        45,041        (9,682)
INCOME TAXES                                     4,353         3,890        12,891        12,299        14,281        (3,595)
                                             ---------     ---------     ---------     ---------     ---------     ---------
         NET INCOME (LOSS)                   $   7,193     $   6,566     $  21,701     $  20,766     $  30,760     $  (6,087)
                                             =========     =========     =========     =========     =========     =========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,         December 31,
                                                   2001         2000           2000
                                                      (Unaudited)
                                                 --------      --------     ------------
                                                             (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                      $    908      $    854      $  1,855
  Notes receivable from Questar Corporation        30,100         8,400        20,700
  Accounts receivable                               7,315         7,687        11,667
  Inventories - materials and supplies, at
       lower of average cost or market              2,549         2,520         2,276
  Prepaid expenses and other                          249         1,568           477
                                                 --------      --------      --------
    Total current assets                           41,121        21,029        36,975

Property, plant and equipment                     815,323       721,314       731,246
Less accumulated depreciation                     253,137       239,446       243,006
                                                 --------      --------      --------
    Net property, plant and equipment             562,186       481,868       488,240

Investment in unconsolidated affiliates            22,267        20,029        19,088
Regulatory and other assets                        18,271        17,611        16,428
                                                 --------      --------      --------
                                                 $643,845      $540,537      $560,731
                                                 ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Notes payable to Questar Corporation                         $  9,500
  Accounts payable and accrued
    expenses                                     $ 21,799        22,587      $ 10,103
                                                 --------      --------      --------
    Total current liabilities                      21,799        32,087        10,103

Long-term debt                                    310,045       245,015       245,020
Other liabilities                                   2,908         8,717         7,231
Deferred income taxes                              68,631        52,766        62,741

Common shareholder's equity
  Common stock                                      6,551         6,551         6,551
  Additional paid-in capital                      142,034       112,034       142,034
  Retained earnings                                91,877        83,367        87,051
                                                 --------      --------      --------
    Total common shareholder's equity             240,462       201,952       235,636
                                                 --------      --------      --------
                                                 $643,845      $540,537      $560,731
                                                 ========      ========      ========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          9 Months Ended
                                                           September 30,
                                                       2001            2000
                                                     ---------       ---------
                                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  21,701       $  20,766
  Depreciation                                          12,988          12,233
  Deferred income taxes                                  5,890           2,875
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                1,521             720
                                                     ---------       ---------
                                                        42,100          36,594
  Change in operating assets and
     liabilities                                         9,862          21,971
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                          51,962          58,565

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                    (86,127)        (23,261)
    Investment in unconsolidated affiliates             (4,700)         (9,024)
                                                     ---------       ---------
      Total capital expenditures                       (90,827)        (32,285)
    Costs of disposition of
      property, plant and equipment                       (807)         (1,388)
                                                     ---------       ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                                     (91,634)        (33,673)

FINANCING ACTIVITIES
  Issuance of long-term debt                           180,000
  Repayment of long-term debt                         (115,000)
  Change in notes receivable from Questar Corp.         (9,400)         (7,300)
  Change in notes payable to Questar Corp.                             (33,000)
  Equity investment                                                     30,000
  Payment of dividends                                 (16,875)        (16,125)
                                                     ---------       ---------
      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                            38,725         (26,425)
                                                     ---------       ---------
      Decrease in cash and cash equivalents               (947)         (1,533)
      Beginning cash and cash equivalents                1,855           2,387
                                                     ---------       ---------
      Ending cash and cash equivalents               $     908       $     854
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-, nine- and twelve-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below.

                                   9 Months Ended
                                    September 30,
                                2001           2000
                              --------       --------
                                  (In Thousands)
Revenues                      $ 11,850       $  9,113
Operating loss                  (1,049)        (4,978)
Loss before income taxes        (9,546)       (14,532)

Note 3 - Financing Activities

On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. On June 25, 2001, the Company redeemed $85 million of its 9 3/8% debentures. The redemption price was equal to 104.51% of the principal amount plus twenty-four days of interest.

On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of 10-year notes with a 7.09% coupon rate. On September 26, Questar Pipeline issued $80 million of 10-year medium-term notes with a coupon rate of 6.57%. Additional proceeds from the sale of notes will likely be used to finance a portion of capital expenditures and partnership investments, estimated at $270 million in 2001.

On October 12, 2001, Questar Pipeline borrowed $100 million for a 12-month period. The proceeds were used to repay, through a wholly-owned subsidiary, Questar TransColorado, Inc. (QTC), one-half of the outstanding and currently maturing debt owed by TransColorado Gas Transmission Company (TransColorado). QTC and KN TransColorado, Inc., a subsidiary of Kinder Morgan, each own 50% of TransColorado. KN TransColorado also repaid 50% of TransColorado's debt.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 2001
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                    3 Months Ended                9 Months Ended                12 Months Ended
                                                     September 30,                 September 30,                 September 30,
                                                  2001          2000            2001          2000            2001           2000
                                               ---------      ---------      ---------      ---------      ---------      ---------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                  $  12,754      $  10,454      $  35,848      $  30,355      $  47,993      $  39,639
  From affiliates                                 17,710         17,733         56,563         57,097         76,042         77,427
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Total revenues                             $  30,464      $  28,187      $  92,411      $  87,452      $ 124,035      $ 117,066
                                               =========      =========      =========      =========      =========      =========
Operating income                               $  14,052      $  13,739      $  43,992      $  43,458      $  57,387      $  57,453
Net income (loss)                                  7,193          6,566         21,701         20,766         30,760         (6,087)

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                    53,516         44,228        143,522        109,126        193,000        145,987
    For Questar Gas                               14,303         13,357         78,735         73,718        113,200        103,262
    For other affiliated customers                 1,981          2,436          3,986          5,437          6,919          8,126
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total transportation                        69,800         60,021        226,243        188,281        313,119        257,375
                                               =========      =========      =========      =========      =========      =========
   Transportation revenue (per decatherm)      $    0.27      $    0.28      $    0.25      $    0.28      $    0.24      $    0.28

Revenues were higher in the 2001 periods compared with the 2000 periods due primarily to increased revenues from transportation operations and gas processing operations. Transportation revenues increased 5% in the third quarter and first nine months of 2001 compared with the 2000 periods primarily from increased demand for firm-transportation service. Firm-transportation volumes reached 64.5 million decatherms (MMDth) in the third quarter of 2001, which was 20% higher than the third quarter of 2000. In the first nine months of 2001, firm-transportation volumes were 212.9 MMDth or 23% higher when compared with the prior-year period as a result of increased regional demand and power generation. A refund of gas processing fees reduced third quarter 2000 revenues by $1.3 million. Processing fees are determined on a cost-of-service basis and the refund was a result of lower depreciation expense.

Operating and maintenance (O & M) expenses were higher in the 2001 periods when compared with the 2000 periods reported primarily because of legal fees, increased transportation activities accompanying the rise in gas volumes, gas processing costs and expenses associated with Questar Southern Trails Pipeline Company. The Company and its subsidiaries have incurred legal costs of $.8 million in the third quarter and $2.1 million in the nine-month period of 2001. Fuel gas and other expenses of the gas processing activities increased $.7 million in the first nine months of 2001. Maintenance expenses for the Southern Trails Pipeline were $.4 million higher in the 2001 period. These increases in the first nine months of 2001 were partially offset by $1.8 million of reduced costs resulting from an early retirement program effective October 31, 2000.

Depreciation expense was higher in the 2001 periods compared with the 2000 periods as a result of an adjustment recorded in the third quarter 2000.

Interest and other income for the 2001 periods were higher than the 2000 periods primarily from increased AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects.

Earnings from unconsolidated affiliates includes the Company's share of operating losses from the TransColorado Pipeline partnership of $.5 million in the third quarter and $2.2 million for the first nine months of 2001.

Debt expense was lower in the 2001 periods compared with the 2000 periods because of lower interest rates and reduced short-term debt levels in the 2001 periods. The Company refinanced $115 million of long-term debt carrying a weighted average rate of 9.5% with debt having a weighted average interest rate of 6.9%. Short-term debt balances were reduced after a $60 million equity investment from the Company's parent company in 2000.

The effective income tax rate was 37% in the first nine months of 2001 and 2000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $52.0 million in the first nine months of 2001 was $6.6 million less than the amount reported for the same period of 2000 due to changes in operating assets and liabilities. The decline resulted primarily from a $5.2 million premium incurred to redeem debentures and from a reduction in regulatory liabilities. This was partially offset by higher deferred income taxes.

Investing Activities

Capital expenditures were $90.8 million in the first nine months of 2001 compared with $32.3 million in the corresponding 2000 period. The increase in the 2001 period is primarily due to expenditures for transmission projects, including Main Line 104 and the Southern Trails pipeline. Capital expenditures for calendar year 2001 are estimated to be $278.5 million and include a $100 million equity investment in Questar TransColorado, which was used to retire TransColorado debt.

Financing Activities

Questar Pipeline borrowed $180 million in 2001and used the proceeds along with net cash provided from operating activities to refinance $115 million of more expensive debt and fund investing activities. Questar Pipeline loaned its excess cash to Questar. Remaining 2001 capital expenditures are expected to be financed with net cash provided from operating activities, and from funds received from the debt offering.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. SFAS 141 does not have an impact on the Company at the present time.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not evaluated the impact of the provisions of SFAS 142.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of rate-regulated assets. SFAS 143 is effective for years beginning after June 15, 2002. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation. The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, SFAS 144 is effective for years beginning after December 15, 2001. The Company has not evaluated the impact of SFAS 144.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     a. On October 18, 2001, the Environmental Protection Agency (the "EPA") formally allowed Region VIII of the EPA to withdraw a complaint, with prejudice, that was originally filed against Questar Regulated Services Company, the parent of Questar Pipeline Company ("Questar Pipeline" or the "Company"). See the Company's Form 10-Q for the quarter ending March 31, 2001, ITEM 1. LEGAL PROCEEDINGS, paragraph b. In its complaint, the EPA alleged violations of regulations promulgated to enforce the Clean Air Act, as amended, in conjunction with the installation and operation of a gas turbine at the Company's Fidlar compressor station in eastern Utah and proposed a civil penalty of $471,568. As a result of reviewing the information submitted by Questar Pipeline, which is the real party in interest, the EPA determined that it was appropriate to voluntarily dismiss the complaint without further adjudication.

     b. The complex lawsuit involving the TransColorado pipeline project is set for trial beginning April 4, 2002, before a judge in a Colorado state district court. The basic question in the lawsuit filed by KN TransColorado Inc. ("KNTC") against Questar TransColorado, Inc. ("QTC") and other Questar defendants, including the Company, is the validity of a contractual right claimed by QTC to sell or "put" its 50 percent interest in the TransColorado project to KNTC during the 12- month period beginning March 31, 2001. KNTC, which is a wholly owned subsidiary of Kinder Morgan Inc., alleges that the Company and its affiliates breached their fiduciary duties to KNTC and the TransColorado Gas Transmission Company ("TC Partnership") by developing a plan to construct and operate a new pipeline that would compete with the TransColorado pipeline, rendering it economically unviable. This allegation is the basis for KNTC's contention that its obligation to purchase QTC's interest in the project be declared void and unenforceable. The Questar defendants have filed a number of claims against KNTC and affiliates and continue to maintain that QTC's right to sell its interest to KNTC is binding and enforceable.

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


                                        QUESTAR PIPELINE COMPANY
                                        (Registrant)



November 13, 2001                       /s/ D. N. Rose
-----------------                       ------------------------------------
                                        D. N. Rose
                                        President and Chief Executive Officer


November 13, 2001                       /s/ S. E. Parks
-----------------                       ------------------------------------
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit
-------   -------
   12.    Ratio of earnings to fixed charges.
