Form 10-K
period 2001-12-31
QUESTAR PIPELINE CO
filed 2002-03-29
CIK 764044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                           Commission File No. 0-14147

                            QUESTAR PIPELINE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         State of Utah                                                87-0307414
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah              84145-0360
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:               (801) 324-5555
                                                                  --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:

          Medium Term Notes, Series A, 5.85% to 7.55% due 2008 to 2018

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002: 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

     Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

================================================================================

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                                     PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES............................................  1
            General..........................................................  1
            Transmission System..............................................  2
            Transportation Service...........................................  4
            Storage/Processing...............................................  4
            New Projects.....................................................  5
            Regulation.......................................................  6
            Competition......................................................  7
            Employees........................................................  7
            Relationships with Affiliates....................................  8

Item 3.   LEGAL PROCEEDINGS..................................................  8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  9

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS..  9

Item 6.   (Omitted)..........................................................  9

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION....................... 10

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 14

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA............................................................... 15

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................... 15


                                    PART III

Items
10-13.    (Omitted).......................................................... 15

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K............................................ 15

SIGNATURES................................................................... 33

                                    FORM 10-K

                               ANNUAL REPORT, 2001

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

     Questar Pipeline is a wholly owned subsidiary of Questar Regulated Services Company ("Regulated Services"), which is a subholding company under Questar. Other entities within the Regulated Services group include Questar Gas Company ("Questar Gas"), a local distribution company, and Questar Energy Services, Inc. ("QES"), an entity created to market additional energy-related services and products. All Regulated Services companies are managed by a common group of officers, which increases administrative efficiency.

     The Company has significant business relationships with its affiliates, particularly Questar Gas. Questar Gas has reserved approximately 849,000 decatherms ("Dth") per day of firm transportation capacity on Questar Pipeline's transmission system to serve the needs of its 731,900 customers in Utah, southwestern Wyoming, and southeastern Idaho, (A Dth is the amount of heat energy equal to 10 therms or one million British thermal units ("Btu")). Questar Gas also contracts for additional capacity during the heating season and had 50,000 Dth per day during the period from December 1, 2001 to February 28, 2002. Questar Gas has also contracted for firm storage capacity available at Clay Basin and has storage contracts at the smaller peaking storage reservoirs. Through a subsidiary, Questar Pipeline has a processing plant that extracts carbon dioxide from gas volumes delivered to Questar Gas.

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

                                     Questar
                                   Corporation
                                        |
-------------------------------------------------------------------------
    |                                   |                           |
 Questar                             Questar                     Questar
 Market                             Regulated                   InfoComm,
Resources,                          Services                       Inc.
  Inc.                              Company
   |                                    |
   |              ----------------------|----------------------
   |                  |                 |                 |
   |                Questar           QUESTAR          Questar
   |                  Gas             PIPELINE         Energy
   |                Company           COMPANY          Services,
   |                                                     Inc.
   |                                    |
   |              ---------------------------------------------
   |                  |               |                 |
   |               Questar         Questar           Questar
   |              Transpor-       Southern           TransColo
   |               tation          Trails            rado, Inc.
   |              Servcies        Pipeline
   |               Company        Company
   |
---------------------------------------------------------------------------
  |                     |                          |                 |
Wexpro              Other QMR                    Questar        Questar Gas
Company             Entities                     Energy         Management
              (Questar Exploration               Trading          Company
                 and Production
                     Company,
              Shenandoah Energy Inc.)


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

     The Company's transmission system includes 1,840 miles of transmission lines that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming and interconnect with other pipelines. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines. It does not include the systems in which the Company has a partnership interest or Southern Trails line.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah. The link between the two systems is provided by the Company's line that runs from its Kanda/Coleman compressor station on the northern segment to its Clay Basin storage reservoir and then on to its Fidlar compressor station on the southern system.

     The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

     In addition to the transmission system described above, Questar Pipeline currently has a 90 percent interest in and is the operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of Trailblazer. (The ownership percentage was recently increased from 72 percent.) Trailblazer is a major 800-mile pipeline system that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most segment in Trailblazer's system.

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

     In its first three years of operations, TransColorado incurred significant losses because basis differentials, which reflect gas prices in different producing basins, were not sufficient to encourage producers and market aggregators to transport volumes on the line. The Company wrote down its investment in TransColorado at year-end 1999 and has been recording operating losses in TransColorado since April 1, 2001, pending the outcome of the litigation and its ability to sell its interest to its partner.

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

TRANSPORTATION SERVICE

     Questar Pipeline's largest single transportation customer is its affiliate, Questar Gas. During 2001, the Company transported 110.3 million decatherms ("MMDth") for Questar Gas, compared to 108.2 MMDth in 2000. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

     Questar Gas has reserved firm transportation capacity of about 849,000 Dth per day on an annual basis, or about 60 percent of the Company's reserved capacity, and has reserved an additional 50,000 Dth per day during the months of December, January and February. The Company's primary transportation agreement with Questar Gas was recently extended and expires June 30, 2017. Questar Gas paid an annual reservation charge of approximately $52.1 million to the Company in 2001, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities.

     The Company recovers approximately 95 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices. The Company's revenues would vary with throughput if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

     The Company's total system throughput increased from 275.2 MMDth in 2000 to
312.8 MMDth in 2001. Questar Pipeline increased the volumes it transports for nonaffiliated customers from 158.6 MMDth in 2000 to 195.6 MMDth in 2001.

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

     Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.4 MMDth of working gas capacity at Clay Basin. Other large customers include Williams; Puget Sound Energy Company, a distribution utility in the state of Washington; and Duke Energy Trading and Marketing L.L.C. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. Questar Pipeline offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to release their injection and withdrawal rights to other parties.

     Questar Pipeline has proposed using a salt formation located near Evanston, Wyoming, for the first salt-cavern storage project located in the Rocky Mountain region. Current plans envision four potential caverns, which are formed through water leeching techniques, that would each contain 2.5 Bcf of working gas and that could be cycled 10-12 times per year. The Company is currently completing a well that will provide additional engineering data and is soliciting customer support. Depending on market support and regulatory approval, some salt-cavern storage operations could be effective by the end of 2004.

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

     Through its subsidiary--Questar Transportation Services Company--Questar Pipeline also owns gathering lines and a processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content enough to be safely and efficiently used in appliances in Questar Gas's service area. The plant began operating in June of 1999.

NEW PROJECTS

     In November of 2001, the Company completed its Main Line 104 project, which is 77 miles in length and 24 inches in diameter. The line extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah, and the Kern River line near Elberta, Utah. Questar Gas has contracted for 50,000 Dth of capacity on the new line all year long and 50,000 Dth of additional capacity during the heating-season months of December, January and February. This additional capacity allows Questar Gas to have additional firm capacity to meet its long-term needs.

     Questar Pipeline, through a subsidiary, has begun converting the 490-mile eastern segment of the Southern Trails line that runs from the Blanco hub area in the San Juan Basin to multiple delivery points near the California state line. The conversion process includes adding four new compressor stations, installing additional receipt and delivery connections, and building a line to the TransColorado pipeline. The segment's daily capacity of 80,000 Dth is fully subscribed under long-term transportation contracts. The line is expected to be in service by mid-2002.

     Regulatory and marketing constraints have prevented the Company from developing the 210-mile western segment of Southern Trails that runs from the California border to Long Beach. Specifically, the California Public Utilities Commission (the "CPUC") has proposed a new peaking rate that penalizes new gas-fired power plants that elect to receive lower-cost gas supplies available from pipelines such as Southern Trails while continuing to receive some services from the local California utility. The proposal would also subject such power plants to more restrictive balancing services than captive customers and would require them to pay more for interruptible service than plants located in other parts of California. While continuing to aggressively pursue natural gas markets on the California portion of Southern Trails, the Company is exploring options for the western segment, including sale or alternative uses.

     Questar Pipeline intends to offer specified hub services such as "parking," and "loaning" effective May 1, 2002. It plans to install an additional compressor at Clay Basin to facilitate such services and has filed the necessary tariff revisions with the FERC. The Company has introduced the concept of hub services to customers and believes that its central location, connections to multiple lines, and the accessibility of storage capacity will enable it to increase the load factor of its lines and increase its revenues by offering such services.

REGULATION

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

     Questar Pipeline does not currently plan to file a general rate case in 2002. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     Questar Pipeline and its affiliates in the Regulated Services group have actively opposed certain portions of the FERC's efforts to broaden the scope of its regulations that are currently limited to "marketing affiliates." The FERC issued a Notice of Proposed Rulemaking ("NOPR") in September of 2001, in which it proposed rules that would require pipelines to comply with certain "nondiscriminatory" standards when dealing with "energy company affiliates," a term that was broadly defined to pick up local distribution companies such as Questar Gas. At the current time, local distribution company affiliates, such as Questar Gas, that do not engage in unregulated gas sales are exempt from the FERC's standards. The Company believes that the current exemption should be continued. If adopted, the FERC's proposed rules would diminish the Company's operational efficiencies and increase its costs because QRS provides gas control, administrative, engineering, technical, accounting, legal, and regulatory services to both Questar Pipeline and Questar Gas.

     The Company is also required to comply with the FERC's Order No. 637 that requires it, among other things, to offer capacity segmentation to its transportation customers. Given its configuration as a hub- and spoke-pipeline, rather than as a long line, Questar Pipeline has argued that traditional segmentation would reduce shippers' flexibility to use their capacity on its system and would negatively affect its own throughput capacity. The FERC denied the Company's request of a waiver, but has acknowledged that segmentation should be implemented in a fashion that does not negatively impact firm-capacity customers. Questar Pipeline has until May 15, 2002, to file tariff provisions that comply with the segmentation portion of Order No. 637. The Company has also filed a request for rehearing of the FERC's decision denying its request for a waiver from segmentation.

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

COMPETITION

     Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to write down its investment in TransColorado. Questar Pipeline's efforts to complete the Southern Trails conversion are affected by its ability to obtain market support and by the local regulation and political climate in California.

     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility. The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region.

     The Company has two key assets that contribute to its continued success. It has a strategically located and integrated, low-cost transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, which has been expanded in response to interest from customers and is fully subscribed by firm-service customers under contracts that are generally long-term in nature. The Company's announced projects to build a salt-cavern storage project and to offer hub services capitalize on these assets.

EMPLOYEES

     As of December 31, 2001, the Company and a wholly owned subsidiary had 145 employees, compared to the 108 employees as of year-end 2000. Regulated Services, the Company's parent, had 361 employees at year-end 2001, compared to 358 at year-end 2000, who perform specified services for Questar Pipeline, and other members of the group. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

RELATIONSHIPS WITH AFFILIATES

     There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. SEE Note 9 of the Consolidated Financial Statements included under Item 14 of this Report for additional information concerning transactions between the Company and its affiliates.

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

ITEM 3. LEGAL PROCEEDINGS.

     There are various legal proceedings pending against the Company. Although it is too early to estimate the outcome of the various cases filed against Questar Pipeline and its affiliates, management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below.

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

     KNTC originally filed the lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline (this project--Main Line 104--is described under the section "New Projects") that would compete with TransColorado, rendering it economically unviable. KNTC is seeking at least $150 million plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law.

     QTC and its affiliates subsequently filed a counterclaim against KNTC and its named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to sell its interest to Kinder Morgan is binding and enforceable and damages of at least $185 million.

     The parties have entered into a standstill agreement that preserves the claims made by both parties pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50 percent interest in TransColorado to KNTC, subject to the standstill agreement. A trial before the judge is scheduled to begin April 1, 2002.

     GRYNBERG. Questar affiliates, including the Company, are named defendants in a lawsuit filed by an independent producer (Grynberg) under the Federal False Claims Act. This case is substantially similar to other cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge denied the motions filed by the defendants to dismiss the lawsuits, but has not set a date for a scheduling conference.

     A second case involving Grynberg is currently on appeal before the Utah Supreme Court. The case was dismissed by a Utah state court judge after he granted the motion for summary judgment filed by the Questar parties. Grynberg claims that Questar Pipeline, Questar Gas Management Company and Questar Energy Trading Company mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. He cites mismeasurement to support claims for breach of contract, negligent misrepresentation, fraud, breach of fiduciary responsibilities and related causes.

     GAS PIPELINES. The Company and other Questar affiliates are among the numerous defendants in this case, which is currently styled as WILL PRICE V. GAS PIPELINES but was formerly known as QUINQUE OPERATING COMPANY V. GAS PIPELINES, that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The defendants, including the Questar defendants, have filed motions to dismiss for lack of personal jurisdiction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of its stockholder during the last quarter of 2001.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Questar Pipeline conducts natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information:

                                                          Year Ended December 31,
                                                     2001          2000          1999
                                               ------------------------------------------
                                                              (In Thousands)
OPERATING INCOME
Revenues
  Transportation                                    $ 77,002      $ 72,547      $ 69,885
  Storage                                             37,828        37,711        37,647
  Processing                                           7,543         6,763         3,570
  Other                                                2,520         2,055         1,058
                                               ------------------------------------------
      Total revenues                                 124,893       119,076       112,160

Operating expenses
  Operating and maintenance                           47,244        43,761        38,534
  Depreciation and amortization                       15,407        15,391        16,743
  Other taxes                                          2,920         3,071         2,488
                                               ------------------------------------------
      Total operating expenses                        65,571        62,223        57,765
                                               ------------------------------------------
        Operating income                            $ 59,322      $ 56,853      $ 54,395
                                               ==========================================

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
   For unaffiliated customers                        195,610       158,604       135,886
   For Questar Gas                                   110,259       108,183       105,499
   For other affiliated customers                      6,892         8,370        12,153
                                               ------------------------------------------
      Total transportation                           312,761       275,157       253,538
                                               ==========================================
   Transportation revenue (per dth)                 $   0.25      $   0.26      $   0.28
Clay Basin storage, working gas-
  capacity (in Bcf)                                     51.3          51.3          51.3

REVENUES
Transportation volumes rose 14% in 2001 to reach 313 million dth after posting a 9% increase to 275 million dth in 2000. Not only are the volumes of gas transportation increasing, but the proportion of firm volumes to interruptible volumes is increasing. Firm transportation volumes, whose customers pay a fixed rate to reserve a portion of pipeline capacity, increased to 94% of the total in 2001 compared with 92% the previous year. The increase in firm transportation reflects a growing demand for gas for power generation and growing pipeline capacity. Main Line 104, a 77 mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed.

As of December 31, 2001, approximately 77% of Questar Pipeline's transportation system was reserved by firm transportation customers under contracts with varying terms and lengths. Questar Gas continues to be Questar Pipeline's single largest transportation customer accounting for 70% of the demand charges collected. Questar Gas has reserved transportation capacity of 899,000 dth per day, representing 61% of the total reserved daily-transportation capacity as of December 31, 2001. Questar Gas' transportation contracts have been extended with initial terms ending in 2006 to 2017.

Revenues from storage operations remained unchanged in the three-years ending December 31, 2001. Questar Pipeline's primary storage facility at Clay Basin has been 100% subscribed under long-term contracts for several years. A majority of the storage contracts have terms in excess of eight years. The Clay Basin storage facility in eastern Utah was last expanded by 5 Bcf in May of 1998. Questar Gas has contracted for 26% of firm-storage capacity for terms extending from 2008 to 2019.

A processing plant owned by Questar Transportation Services, which removes carbon dioxide from a portion of the gas stream, completed its second year of operation in 2001.

OPERATING EXPENSES
Operating and maintenance (O&M) expenses increased 8% in 2001 compared with 2000 due primarily to rising legal costs and information system maintenance. These increases more than offset labor savings from an early retirement program offered in the fourth quarter of 2000. Higher legal costs and a full year of expenses associated with a gas-processing plant were responsible for the 14% increase in O&M expense in 2000 compared with 1999. The estimated useful life of a processing plant that removes carbon dioxide from the gas stream was increased from 10 to 20 years resulting in a $1.3 million reduction of depreciation expense in 2000. Because processing fees are determined on a cost-of-service basis, the lower depreciation expense resulted in a $1.3 million refund to Questar Gas, the primary customer of processing services.

INTEREST AND OTHER INCOME
Interest and other income increased 97% in 2001 compared with 2000 mainly from increased AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects. Comparing the 2000 period with 1999, interest and other income was 28% lower due primarily to a reversal of a contingency reserve in 1999 related to the completion of the TransColorado Pipeline and another construction project.

OPERATIONS OF UNCONSOLIDATED AFFILIATES
Earnings from unconsolidated affiliates includes the Company's fifty-percent share of operating losses from the TransColorado Pipeline partnership of $2.2 million in 2001. The Company did not report operating losses in 2000 for TransColorado. In the 1999 period, the Company's share of the losses reported by TransColorado Pipeline partnership amounted to $5.9 million. Earnings from the Overthrust Pipeline partnership were $1.1 million, $1.2 million and $.8 million in 2001, 2000, and 1999, respectively.

DEBT EXPENSE
Debt expense was 4% lower in 2001 compared to 2000 mainly from reducing interest rates. Questar Pipeline replaced $115 million of long-term debt with a weighted average interest rate of 9.5%, with less expensive long-term debt with a weighted average interest rate of 7.09%.

INCOME TAXES
The effective combined federal and state income tax rate was 37.1% in 2001, 31.5% in 2000 and 38.5% in 1999. The income tax rate in 2000 was below the combined statutory rate of about 37% primarily due to a Colorado state income tax credit. The credit, derived from conducting business in a designated enterprise zone, reduced state income taxes by $3.2 million in 2000.

TRANSCOLORADO LITIGATION
Questar TransColorado, Inc. (QTC), a subsidiary of Questar Pipeline, and KN TransColorado, Inc. (KNTC), a subsidiary of Kinder Morgan, are partners in the TransColorado Gas Transmission Company (TransColorado). The partners are involved in a complex lawsuit pending in a Colorado state district court. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. QTC believes it is entitled to receive $118 million under the put. QTC and KNTC entered a standstill agreement regarding various issues in the litigation. QTC provided notice to KNTC that it elected to put its interest in TransColorado as of March 31, 2001, were it not for the provisions of the standstill agreement. The trial is scheduled to commence on April 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                                           Year Ended December 31,
                                                    2001           2000          1999
                                               ------------------------------------------
                                                             (In Thousands)
Net income (loss)                                    $29,741       $29,825       ($8,391)
Non-cash adjustments to net income                    29,460        30,821        61,483
Changes in operating assets and liabilities           15,162         6,545       (37,895)
                                               ------------------------------------------
     Net cash provided from
           operating activities                      $74,363       $67,191       $15,197
                                               ==========================================

Net cash provided from operating activities increased 11% in 2001 compared with 2000 primarily due to the timing of payments associated with capital expenditures in 2001, partially offset by lower collections from customer accounts. Net cash provided from operating activities increased 342% in 2000 compared with 1999. The increase is due primarily from higher collections of accounts receivable in 2000 from a partner in a pipeline project, while payments on accounts payable were lower due to higher payments to vendors for construction projects in 1999.

Investing Activities

Following is a summary of capital expenditures for 2001, 2000 and a forecast for 2002 expenditures:

                                                          Year Ended December 31,
                                                    2002
                                                   Forecast        2001          2000
                                               ------------------------------------------
                                                              (In Thousands)
Transmission system                                  $21,700      $103,218       $15,312
Storage                                               19,800         9,389           333
Partnerships                                           4,000       104,701         9,024
Southern Trails Pipeline                              30,000        32,418        13,975
Processing plant                                         400         6,523           250
General                                                6,500           454         4,141
                                               ------------------------------------------
                                                     $82,400      $256,703       $43,035
                                               ==========================================

Capital spending focused on expansion of the gas transmission network, investment in transmission partnerships and conversion of a crude-oil pipeline. Construction was completed on Main Line 104, a 77 mile pipeline in central Utah that cost $95.4 million. Questar Pipeline borrowed $100 million and used the proceeds to repay debt, through a wholly owned subsidiary, Questar TransColorado, Inc. (QTC), owed by TransColorado Gas Transmission Company (TransColorado). Capital expenditures for the Southern Trails Pipeline totaled $32.4 million in 2001.

Financing Activities

Net cash provided from operating activities and a net increase in debt, enabled Questar Pipeline to fund record 2001 capital expenditures and pay dividends. Forecasted 2002 capital expenditures are expected to be financed from net cash flow provided from operations and borrowing from Questar.

Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. During 2001, the Company issued 10-year medium-term notes for $100 million with a coupon rate of 7.09% and $80 million with a coupon rate of 6.57%. The funds were used to refinance debentures of $30 million at 9 7/8% and $85 million at 9 3/8% and to finance a portion of capital expenditures and partnership investments.

Questar Pipeline borrowed $100 million of floating rate debt from a bank for a 12-month period to repay through a wholly owned subsidiary, Questar TransColorado, Inc., one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $18.3 million with an interest rate of 2.31% at December 31, 2001 and no amounts were borrowed as of December 31, 2000.

Questar Pipeline also invests excess cash balances with Questar. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the subsidiaries borrowing from Questar. Notes receivable from Questar as of December 31, 2000 amounted to $20.7 million with an interest rate of 6.91% at December 31, 2000 and no amounts loaned as of December 31, 2001.

The Company has negative working capital of $134.1 million at December 31, 2001. Questar Pipeline borrowed $100 million of floating rate debt for a 12-month period to refinance 50% of a loan held by the TransColorado partnership that matured in October 2001. The Company intends to repay the debt through the settlement of the lawsuit, KN TransColorado, Inc. v. Questar Corporation, as described in note 7 to the financial statements. In addition, the record capital expenditures for the Company in 2001, caused additional short-term obligations.

Questar Pipeline's capital structure at year-end 2001 was 56% long-term debt and 44% common shareholder's equity. Moody's and Standard and Poor's have rated the Company's long-term debt A1 and A+, respectively.

Critical Accounting Policy

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Management believes the following accounting policy may involve a higher degree of judgement.

RATE REGULATION
Rate regulatory agencies establish rates for the storage and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. The financial statements of Questar Pipeline are presented in accordance with regulatory requirements. Methods of allocating cost to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost- allocation methods used to establish rates.

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

                                    PART III

     The Company, as the wholly owned subsidiary of a reporting company under the Securities and Exchange Act of 1934, as amended, is entitled to omit all information requested in Part III (Items 10-13).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements identified on the List of Financial Statements are filed as part of this Report.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.                 Description
-----------                 -----------
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

  3.*            Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report
                 for 1995.)

  3.3.*          Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended
                 June 30, 1992.)

  4.1.*(2)       Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities.
                 (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

  10.1.*(1),(3)  Overthrust Pipeline Company General Partnership Agreement, as amended and restated as of October 11,
                 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission Company;
                 Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company; and Tennessee
                 Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No.
                 10.4. to Form 10-K Annual Report for 1992.)

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

  10.4.*         Agreement for the Transfer of Assets between Questar
                 Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to
                 Form 10-K Annual Report for 1996.)

  10.5.*(4)      Asset Purchase Agreement dated October 23, 1998, between
                 Questar Line 90 Company, a wholly-owned subsidiary, and ARCO
                 Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for
                 quarter ended September 30, 1998.)

  10.6 Questar Pipeline has not submitted copies of tariff provisions or individual agreements with primary transportation and storage customers. Copies are available on request.

  12.            Ratio of earnings to fixed charges.

  21.            Subsidiary Information.

  23.            Consent of Independent Auditors

  24.            Power of Attorney.

----------

     * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     (1) The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     (2) Wells Fargo Bank Northwest, N.A., serves as the successor trustee.

     (3) The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company, Tennessee Overthrust Gas Company, and Northern Overthrust Pipeline Company and NGPL-Overthrust Inc. as partners.

     (4) Questar Line 90 Company has been merged with Questar Southern Trails Company and no longer exists as an entity.

     (b) The Company did not file a Current Report on Form 8-K during the fourth quarter of 2001.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2001

                            QUESTAR PIPELINE COMPANY

                              SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a)(1) AND (2)

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Pipeline Company are included in
Item 8:

     Consolidated statements of income -- Years ended December 31, 2001, 2000 and 1999

     Consolidated balance sheets -- December 31, 2001 and 2000

     Consolidated statements of cash flows -- Years ended December 31, 2001, 2000 and 1999

     Consolidated statements of shareholder's equity -- Years ended December 31, 2001, 2000 and 1999

     Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP
                                                       -------------------------
                                                           Ernst & Young LLP

Salt Lake City, Utah
February 8, 2002

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                                    2001            2000            1999
                                                            -----------------------------------------------
                                                                               (In Thousands)
REVENUES
  From unaffiliated customers                                      $ 49,402        $ 42,500       $ 36,922
  From affiliates                                                    75,491          76,576         75,238
                                                            -----------------------------------------------
    TOTAL REVENUES                                                  124,893         119,076        112,160

OPERATING EXPENSES
  Operating and maintenance                                          47,244          43,761         38,534
  Depreciation and amortization                                      15,407          15,391         16,743
  Other taxes                                                         2,920           3,071          2,488
                                                            -----------------------------------------------
    TOTAL OPERATING EXPENSES                                         65,571          62,223         57,765
                                                            -----------------------------------------------

    OPERATING INCOME                                                 59,322          56,853         54,395

INTEREST AND OTHER  INCOME                                            5,950           3,025          4,229

OPERATIONS OF UNCONSOLIDATED AFFILIATES
  Income (loss)                                                      (1,106)          1,220         (5,109)
  Write-down of investment in partnership                                                          (49,700)
                                                            -----------------------------------------------
                                                                     (1,106)          1,220        (54,809)

DEBT EXPENSE                                                        (16,908)        (17,584)       (17,466)
                                                            -----------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                    47,258          43,514        (13,651)

INCOME TAXES (CREDIT)                                                17,517          13,689         (5,260)
                                                            -----------------------------------------------

    NET INCOME (LOSS)                                              $ 29,741         $29,825       $ (8,391)
                                                            ===============================================

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                  2001            2000
                                                                            -------------------------------
                                                                                    (In Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $    520       $  1,855
  Note receivable from Questar                                                                      20,700
  Accounts receivable                                                                 8,581         10,044
  Accounts receivable from affiliates                                                 1,524          1,623
  Materials and supplies, at lower of average cost or market                          2,328          2,276
  Prepaid expenses and other                                                            643            477
                                                                            -------------------------------
    TOTAL CURRENT ASSETS                                                             13,596         36,975

PROPERTY, PLANT AND EQUIPMENT
  Transmission                                                                      438,143        345,790
  Storage                                                                           222,823        221,478
  Processing                                                                         24,849         23,656
  General and intangible                                                             49,801         45,355
  Construction work in progress                                                     145,632         94,967
                                                                            -------------------------------
                                                                                    881,248        731,246
  Less allowances for depreciation and amortization                                 256,755        243,006
                                                                            -------------------------------
    NET PROPERTY, PLANT AND EQUIPMENT                                               624,493        488,240


INVESTMENT IN UNCONSOLIDATED AFFILIATES                                             121,099         19,088

OTHER ASSETS
  Regulatory assets                                                                  14,823         10,190
  Other noncurrent assets                                                             4,286          6,238
                                                                            -------------------------------
     TOTAL OTHER ASSETS                                                              19,109         16,428
                                                                            -------------------------------

                                                                                   $778,297       $560,731
                                                                            ===============================

                                                                                       December 31,
                                                                                  2001            2000
                                                                            -------------------------------
                                                                                     (In Thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Short-term loans                                                                 $100,000
  Note payable to Questar                                                            18,300
  Accounts payable and accrued expenses
    Accounts and other payables                                                      18,599       $  4,861
    Accounts payable to affiliates                                                    4,268          1,472
    Federal income taxes                                                              4,152
    Other taxes                                                                                      2,145
    Interest                                                                          2,380          1,625
                                                                            -------------------------------
       Total accounts payable and accrued expenses                                   29,399         10,103
                                                                            -------------------------------
    TOTAL CURRENT LIABILITIES                                                       147,699         10,103

LONG-TERM DEBT                                                                      310,065        245,020

DEFERRED INCOME TAXES                                                                73,222         62,741

OTHER LIABILITIES                                                                     4,434          7,231

COMMITMENTS AND CONTINGENCIES - Note 7

COMMON SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
    authorized 25,000,000 shares; issued
    and outstanding 6,550,843 shares                                                  6,551          6,551
  Additional paid-in capital                                                        142,034        142,034
  Retained earnings                                                                  94,292         87,051
                                                                            -------------------------------
    TOTAL COMMON SHAREHOLDER'S EQUITY                                               242,877        235,636
                                                                            -------------------------------

                                                                                   $778,297       $560,731
                                                                            ===============================

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                   Additional
                                                                    Common          Paid-in        Retained
                                                                     Stock          Capital        Earnings
                                                            -----------------------------------------------
                                                                                    (In Thousands)
Balance at January 1, 1999                                          $ 6,551        $ 82,034       $108,617
  1999 net loss                                                                                     (8,391)
  Payment of common stock dividends                                                                (21,500)
                                                            -----------------------------------------------
Balance at December 31, 1999                                          6,551          82,034         78,726
  2000 net income                                                                                   29,825
  Equity investment                                                                  60,000
  Payment of common stock dividends                                                                (21,500)
                                                            -----------------------------------------------
Balance at December 31, 2000                                          6,551         142,034         87,051
  2001 net income                                                                                   29,741
  Payment of common stock dividends                                                                (22,500)
                                                            -----------------------------------------------
Balance at December 31, 2001                                        $ 6,551        $142,034       $ 94,292
                                                            ===============================================

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  2001            2000            1999
                                                            -----------------------------------------------
                                                                              (In Thousands)
OPERATING ACTIVITIES
  Net income (loss)                                               $  29,741        $ 29,825       $ (8,391)
  Adjustments to reconcile net income (loss) to
       net cash provided from operating activities
    Depreciation and amortization                                    16,605          16,516         17,847
    Deferred income taxes and investment tax credits                 10,481          12,850        (13,619)
    Write-down of investment in partnership                                                         49,700
    (Income) loss from unconsolidated affiliates,
       net of cash distributions                                      2,690           1,660          7,701
    Net gains from sales of properties                                 (316)           (205)          (146)
                                                            -----------------------------------------------
                                                                     59,201          60,646         53,092
  Changes in operating assets and liabilities
    Accounts receivable                                               1,921          10,102           (400)
    Materials and supplies                                           (1,409)            167           (240)
    Prepaid expenses and other                                        1,191           1,305            (68)
    Accounts payable and accrued expenses                            14,720          (3,542)       (37,018)
    Federal income taxes                                              4,217          (1,625)         1,177
    Other assets                                                     (2,681)         (3,994)            72
    Other liabilities                                                (2,797)          4,132         (1,418)
                                                            -----------------------------------------------
      NET CASH PROVIDED FROM OPERATING ACTIVITIES                    74,363          67,191         15,197

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment                      (152,002)        (34,011)       (36,010)
    Other investments                                              (104,701)         (9,024)       (14,414)
                                                            -----------------------------------------------
      Total capital expenditures                                   (256,703)        (43,035)       (50,424)
  Proceeds from (costs of) disposition
    of property, plant and equipment                                   (540)         (1,088)         3,724
                                                            -----------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                        (257,243)        (44,123)       (46,700)

FINANCING ACTIVITIES
  Equity investment                                                                  60,000
  Short-term notes                                                  100,000
  Change in note receivable from Questar                             20,700         (19,600)        (1,100)
  Change in note payable to Questar                                  18,300         (42,500)         4,500
  Issuance of long-term debt                                        180,000                         42,000
  Repayment of long-term debt                                      (114,955)
  Payment of dividends                                              (22,500)        (21,500)       (21,500)
                                                            -----------------------------------------------
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                                        181,545         (23,600)        23,900
                                                            -----------------------------------------------
      CHANGE IN CASH AND CASH EQUIVALENTS                            (1,335)           (532)        (7,603)
      BEGINNING CASH AND CASH EQUIVALENTS                             1,855           2,387          9,990
                                                            -----------------------------------------------
      ENDING CASH AND CASH EQUIVALENTS                            $     520        $  1,855       $  2,387
                                                            ===============================================

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the Company or Questar Pipeline). The Company is a wholly owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides the administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (Questar Gas) and Questar Energy Services. Questar Pipeline provides storage and interstate transportation of natural gas. A subsidiary, Questar Transportation Services, operates a plant designed to remove excess carbon dioxide from a portion of a pipeline. A subsidiary, Questar Southern Trails Pipeline Company, has acquired an oil pipeline that will be converted to transport natural gas. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT IN UNCONSOLIDATED AFFILIATES: Questar Pipeline uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates are: Overthrust Pipeline Company and TransColorado Gas Transmission Company. Questar Pipeline is the operator of the Overthrust Segment of the Trailblazer Pipeline System. Approval of all partners is required for all substantive policy matters. Generally, the Company's investment in these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down in 1999. The Company experienced an other-than-temporary decline in its partnership investment caused by low volumes resulting from unfavorable regional transportation economics.

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

OTHER REGULATORY ASSETS AND LIABILITIES: Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries is capitalized and amortized over a five-year period in accordance with regulatory treatment. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with the FERC to include under-and over-provided deferred taxes in customer rates on a systematic basis. Questar Pipeline uses the deferral method to account for investment tax credits as required by the FERC.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, ranging from 3% to 33% per year and averaging 2.9%, 3.2% and 3.4% in 2001, 2000 and 1999 respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes the cost of capital during the construction period of plant and equipment in accordance with FERC guidelines. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. Debt expense was reduced by $3.7 million in 2001, $3.3 million in 2000 and $2.7 million in 1999. AFUDC included in interest and other income amounted to $4.8 million in 2001, $2.3 million in 2000 and $1.7 million in 1999.

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

ENERGY-PRICE FINANCIAL INSTRUMENTS: On January 1, 2001, the Company adopted the accounting provisions of Statement of Financial Accounting Standards 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument would either be reported in income or comprehensive income. The Company has not entered into any commodity or interest-based derivative instruments. There is no financial impact on the Company since adopting this accounting standard.

NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company has not entered into any business combinations transactions since adopting this accounting standard.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment or sooner if a specific trigger occurs. Goodwill acquired after July 1, 2001, is exempt from amortization. At December 31, 2001, the Company did not have any goodwill or other intangible assets that qualify for the accounting treatment under SFAS 142.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of rate-regulated assets. SFAS 143 is effective for 2003. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation, and modifies the provisions of SFAS 121. SFAS 144 is effective for 2002. The Company has not evaluated the impact of SFAS 144.

RECLASSIFICATIONS: Certain reclassifications were made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, through its subsidiaries, has interests in partnerships accounted for on the equity basis. Transportation of natural gas is the primary business activity of these partnerships. As of December 31, 2001, these affiliates did not have debt obligations with third-party lenders. The principal partnerships and percentage ownership were as follows: Overthrust Pipeline Co. (72%) and TransColorado Gas Transmission Co. (50%). Questar Pipeline acquired an additional 18% of Overthrust Pipeline in January 2002 bringing its ownership percentage to 90%.

Summarized information of the partnerships follows:

                                                         2001            2000            1999
                                                -----------------------------------------------
                                                                 (In Thousands)
Year Ended December 31,
  Revenues                                             $ 16,164        $ 11,770       $  9,116
  Operating loss                                         (4,805)         (7,949)        (4,877)
  Loss before income taxes                              (13,606)        (20,764)       (11,594)

At December 31,
  Current assets                                       $ 13,315        $  4,927
  Noncurrent assets                                     301,431         315,825
  Current liabilities                                     5,146         208,402
  Noncurrent liabilities                                 13,662           9,940
  Debt included in current liabilities                                  200,000

Note 3 - Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Outstanding short-term notes payable to Questar totaled $18.3 million with an interest rate of 2.31% at December 31, 2001 and no amounts were borrowed as of December 31, 2000.

Questar Pipeline also invests excess cash balances with Questar. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the subsidiaries borrowing from Questar. Notes receivable from Questar as of December 31, 2000, amounted to $20.7 million with an interest rate of 6.91%, and no amounts loaned as of December 31, 2001.

On October 12, 2001, Questar Pipeline borrowed $100 million of short-term debt with a variable rate of interest. The weighted average interest rate at December 31, 2001 was 2.831%. The proceeds were used to repay through a wholly-owned subsidiary, Questar TransColorado, Inc. (QTC), debt owed by TransColorado Gas Transmission Company (TransColorado).
The details of long-term debt at December 31 are as follows:

                                                                  2001            2000
                                                            --------------------------------
                                                                     (In Thousands)
Medium-term notes 5.85% to 7.55%,
  due 2008 to 2018                                                 $310,400        $130,400
9 3/8% debentures due 2021                                                           85,000
9 7/8% debentures due 2020                                                           30,000
                                                            --------------------------------
  Total long-term debt outstanding                                  310,400         245,400
  Less unamortized debt discount                                        335             380
                                                            --------------------------------
                                                                   $310,065        $245,020
                                                            ================================

On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of ten-year notes with a 7.09% coupon rate. On September 26, 2001, Questar Pipeline issued $80 million of ten-year medium-term notes with a coupon rate of 6.57%.

On March 30, 2001, Questar Pipeline redeemed the remaining $30 million of its
9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. In addition, Questar Pipeline redeemed all $85 million of its 9 3/8% debentures on June 25, 2001. The redemption price was equal to 104.51% of the principal amount plus interest for twenty-four days.

Cash paid for interest was $19.1 million in 2001, $20.4 million in 2000 and $19 million in 1999.

Note 4 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                        2001                             2000
                                          -----------------------------------------------------------------
                                              Carrying         Estimated       Carrying       Estimated
                                               Amount         Fair Value        Amount        Fair Value
                                          -----------------------------------------------------------------
                                                                    (In Thousands)
Financial assets
  Cash and cash equivalents                      $    520        $    520        $  1,855       $  1,855
Financial liabilities
  Notes Payable to Questar                       $ 18,300        $ 18,300
  Short-term loans                                100,000         100,000
  Long-term debt                                  310,065         309,272         245,020        250,099

The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the fair value of long-term debt is based on discounted present value of cash flows using the Company's current borrowing rates. Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities.

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

Note 5 - Income Taxes

The components of income taxes for years ended December 31 were as follows:

                                                                   2001            2000            1999
                                                          -----------------------------------------------
                                                                            (In Thousands)
Federal
  Current                                                         $ 6,523         $   604       $  7,852
  Deferred                                                          9,290          15,230        (13,466)
State
  Current                                                             476             222            721
  Deferred                                                          1,228          (2,367)          (367)
                                                          -----------------------------------------------
                                                                  $17,517         $13,689       $ (5,260)
                                                          ===============================================

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

                                                                   2001            2000            1999
                                                            -----------------------------------------------
                                                                             (In Percentages)
Federal income taxes at 35%                                          35.0            35.0           35.0
Increase (decrease) as a result of:
State income taxes, net of federal income tax                         2.4            (3.2)          (1.7)
Prior years' tax settlement                                                                          3.0
Other                                                                (0.3)           (0.3)           2.2
                                                            -----------------------------------------------
Effective income tax rate                                            37.1            31.5           38.5
                                                            ===============================================

Significant components of the Company's deferred income taxes at December 31 were as follows:

                                                                  2001            2000
                                                            --------------------------------
                                                                     (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                                     $81,639         $69,991
  Other                                                               8,860           7,201
                                                            --------------------------------
    Total deferred tax liabilities                                   90,499          77,192

Deferred tax assets
  Write-down of investment
    in partnership                                                   10,306          11,806
  Other                                                               6,971           2,645
                                                            --------------------------------
    Total deferred tax assets                                        17,277          14,451
                                                            --------------------------------
      Net deferred income taxes                                     $73,222         $62,741
                                                            ================================

A Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000. The tax credit has a 3-year carryback and a 12-year carryforward provision. As of December 31, 2001, the balance of the tax credit carryforward was $2.5 million.

Cash paid for income taxes was $5.3 million in 2001, $1.8 million in 2000 and $7.4 million in 1999.

Note 6 - Rate Matters and Other

FEDERAL RATE REGULATION
On September 27, 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rule making on Standards of Conduct for Transmission Providers (NOPR) that would significantly broaden the scope of the FERC's affiliate regulations for pipelines. The NOPR would require all transmission providers to comply with standards of conduct dealing with affiliated energy companies. Those standards include the separation of functions and non-discriminatory treatment of transmission customers. The NOPR would essentially diminish operational efficiencies and increase costs by mandating a complete separation of operations. Questar Regulated Services supplies administrative, technical, accounting, legal and regulatory support for both Questar Pipeline and Questar Gas.

Questar Gas, Questar Pipeline, industry associations and other companies have filed written and verbal comments with the FERC about the problems this NOPR would create for the industry and its customers and asked the FERC to reconsider its proposal.

CPUC DECISION AND SOUTHERN TRAILS
A ruling from the California Public Utilities Commission (CPUC) on Residential Load Service tariff has adverse effects on new pipelines attempting to enter the California market. Under the CPUC's proposed new peaking rate, new gas fired power plants wanting natural gas service from both Southern California Gas Company (SoCal) and the Southern Trails Pipeline will pay a higher rate for SoCal's service than customers taking service entirely from SoCal. In addition, new power plants would be subject to more restrictive balancing services than captive customers and would pay even more for interruptible service than California power plants in other parts of the state. While the Company continues to actively pursue natural gas markets on the California portion of its Southern Trails Pipeline, the Company is considering alternative uses as well.

Note 7 - Litigation and Commitments

KN TRANSCOLORADO, INC. V. QUESTAR CORPORATION
Questar TransColorado, Inc. (QTC) and its partner, KN TransColorado, Inc.,
(KNTC) in the TransColorado Gas Transmission Company (TransColorado) are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. The current value of the put is $118 million.

KNTC filed a lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by constructing and operating a pipeline (Questar Pipeline's Main Line 104) that would compete with TransColorado, rendering TransColorado economically unviable. KNTC is seeking damages in excess of $150 million plus punitive damages; a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable; and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim and third-party complaint against KNTC and named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgement that its contractual right to exercise the put is binding and enforceable, and damages of at least $185 million.

The parties entered into a standstill agreement that preserves the claims made by Questar and KNTC pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50% interest in TransColorado to KNTC.

The parties have engaged in extensive discovery proceedings and used a special master to review some issues raised in discovery. The trial is scheduled to begin April 1, 2002.

GRYNBERG LAWSUITS
Questar affiliates are named defendants in a lawsuit filed by independent gas producer Jack J. Grynberg under the Federal False Claims Act. This case and all substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry wide mismeasurement and undervaluation of gas on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Wyoming district court judge denied the defendant's initial motion to dismiss. No motions are currently pending.

Grynberg has filed a case against Questar Pipeline, Questar Energy Trading and Questar Gas Management in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg alleges breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. On March 13, 2001, the trial judge granted defendants' motion to dismiss a case by Grynberg and Grynberg appealed that ruling to the Utah State Supreme Court. Briefing of the case is currently taking place.

It is too early to estimate the outcome of the cases filed by Grynberg against Questar affiliates.

WILL PRICE V. GAS PIPELINES ET AL. (FORMERLY QUINQUE OPERATING CO. V. GAS PIPELINES)
Questar Pipeline and Questar's subsidiaries are named defendants in a purported nationwide class action alleging mismeasurement of volumes and heating content of gas produced from private and state lands. The plaintiffs are alleging a conspiracy among the defendants to set industry standards that undermeasure gas. The defendants have filed motions to dismiss the pending actions for lack of personal jurisdiction and for failure to state a claim. The producer's complaint does not include a request for any specific monetary damages.

OTHER LEGAL PROCEEDINGS
There are various other legal proceedings against Questar Pipeline. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note 8 - Employment Benefits

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

Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 2001, Questar's net benefit obligation exceeded the fair value of plan assets.

Questar Regulated Services offered early retirement windows to eligible employees in 2000. In 2000, a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire effective October 31. The $14.4 million cost of the early retirement window will be amortized over a five-year period in accordance with regulatory treatment. Pension cost was $1.2 million in 2001, $.4 million in 2000 and $.4 million in 1999.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: Generally postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. Questar Pipeline pays a portion of postretirement health-care costs as determined by an employee's years of service and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. The FERC allows rate-recovery of future postretirement benefits costs to the extent that contributions are made to an external trust. Questar Pipeline has recorded a $2.3 million regulatory liability as of December 31, 2001. As a result of returns earned on investments, the Company recorded expense reductions of $.3 million, $.4 million and $.2 million in 2001, 2000, and 1999, respectively. At December 31, 2001, Questar's net benefit obligation exceeded the fair value of plan assets.

Questar Pipeline's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.

POSTEMPLOYMENT BENEFITS: Questar Pipeline recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The Company has a regulatory asset amounting to $.4 million as of December 31, 2001.

EMPLOYEE INVESTMENT PLAN: The Company participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction. The Company matches 80% of employees'-pretax purchases up to a maximum of 6% and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense equals its matching contribution. The Company's expense to the plan was $.4 million in 2001, $.3 million in 2000 and $.3 million in 1999.

Note 9 - Related-Party Transactions

Regulated Services provides administrative, technical, accounting, legal and regulatory support to Questar Pipeline at its cost. Regulated Services also obtains data processing and communication services from an affiliate, Questar InfoComm Inc., which are allocated to Questar Pipeline. Regulated Services charged Questar Pipeline $21 million in 2001, $18.8 million in 2000, and $22.6 million in 1999. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods dictated by the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $72.9 million in 2001, $73.7 million in 2000 and $71.6 million in 1999. The Company also received revenues from other affiliated companies totaling $2.6 million in 2001, $2.8 million in 2000 and $3.6 million in 1999.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $2.6 million in 2001, $3 million in 2000 and $2.4 million in 1999. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Pipeline. Direct charges paid by the Company to Questar InfoComm amounted to $4.3 million in 2001, $9 million in 2000 and $8.3 million in 1999.

Questar Pipeline has a 10-year lease with an option for renewal with an affiliate for some space in an office building located in Salt Lake City, Utah. Rent expense was $.7 million, $.6 million and $.6 million in 2001, 2000, and 1999, respectively. The annual lease payment for the five years following 2001 are scheduled as $.7 million per year from 2002 through 2006.

The Company incurred debt expense payable to Questar of $.3 million in 2001, $.8 million in 2000 and $2.1 million in 1999 and received interest income amounting to $.7 million in 2001 and $.2 million in 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                 QUESTAR PIPELINE COMPANY
                                  (Registrant)

                                By /s/ D. N. Rose
                                     ------------------------------------------
                                       D. N. Rose
                                       President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D. N. Rose                   President & Chief Executive Officer;
-----------------------          Director (Principal Executive Officer)
D. N. Rose

/s/ S. E. Parks                  Vice President, Treasurer and Chief
-----------------------          Financial Officer (Principal
S. E. Parks                      Financial Officer)


/s/ D. M. Curtis                 Controller
-----------------------          (Principal Accounting Officer)
 D. M. Curtis


*R. D. Cash                      Chairman of the Board; Director
*U. Edwin Garrison               Director
*Scott S. Parker                 Director
*K. O. Rattie                    Director
*D. N. Rose                      Director

MARCH 26, 2002                   *By  /s/ D. N. Rose
--------------                        -----------------------------------------
 Date                                     D. N. Rose, Attorney in Fact

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number              Exhibit
-------             -------
     2.*(1)         Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain
                    Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102
                    filed February 27, 1985.)

     3.*            Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual
                    Report for 1995.)

     3.3.*          Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended
                    June 30, 1992.)

     4.1.*          2Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt
                    Securities. (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed
                    August 17, 1998.)

     10.1.*(1),(3)  Overthrust Pipeline Company General Partnership Agreement, as amended and restated as of October
                    11, 1982, and as amended August 21, 1991, among CIG Overthrust, Inc., Columbia Gulf Transmission
                    Company; Mountain Fuel Resources, Inc.; NGPL-Overthrust Inc.; Northern Overthrust Pipeline Company;
                    and Tennessee Overthrust Gas Company. (Exhibit No. 10.4. to Form 10-K Annual Report for 1985, except that the amendment dated August 21, 1991, is included as Exhibit No. 10.4. to Form 10-K Annual Report for 1992.)

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

     10.4.*         Agreement for the Transfer of Assets between Questar Pipeline Company and Questar Gas Management Company,
                    as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

     10.5.*(4)      Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended
                    September 30, 1998.)

     10.6.          Questar Pipeline has not submitted copies of tariff provisions or individual agreements with primary transportation and storage customers. Copies are available on request.


     12.            Ratio of earnings to fixed charges.

     21.            Subsidiary Information.

     23.            Consent of Independent Auditors

     24.            Power of Attorney.

----------

     * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     (1) The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

     (2) Wells Fargo Bank Northwest, N.A., serves as the successor trustee.

     (3) The Overthrust Partnership Agreement has not been formally amended to delete the names of Columbia Gulf Transmission Company, Tennessee Overthrust Gas Company, and Northern Overthrust Pipeline Company and NGPL-Overthrust Inc. as partners.

     (4) Questar Line 90 Company has been merged with Questar Southern Trails Company and no longer exists as an entity.

     (b) The Company did not file a Current Report on Form 8-K during the fourth quarter of 2001.