Form 10-Q
period 2002-03-31
QUESTAR PIPELINE CO
filed 2002-05-15
CIK 764044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

            Class                             Outstanding as of April 30, 2002
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
(Unaudited)

                                            3 Months Ended                 12 Months Ended
                                              March 31,                        March 31,
                                        2002             2001            2002            2001
                                      ---------       ---------       ---------       ---------
                                                           (In Thousands)
REVENUES                              $  33,487       $  31,035       $ 127,345       $ 120,253

OPERATING EXPENSES
  Operating and maintenance              12,051          11,137          48,158          44,933
  Depreciation                            4,845           4,066          16,186          15,277
  Other taxes                               850             796           2,974           3,189
                                      ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES             17,746          15,999          67,318          63,399
                                      ---------       ---------       ---------       ---------
    OPERATING INCOME                     15,741          15,036          60,027          56,854

INTEREST AND OTHER INCOME                 1,081           1,270           5,761           3,415

INCOME (LOSS) FROM OPERATIONS OF
  UNCONSOLIDATED AFFILIATES                 222              65            (949)          1,065

DEBT EXPENSE                             (5,677)         (4,269)        (18,316)        (17,154)
                                      ---------       ---------       ---------       ---------
  INCOME BEFORE INCOME
      TAXES                              11,367          12,102          46,523          44,180

INCOME TAXES                              3,950           4,445          17,022          13,822
                                      ---------       ---------       ---------       ---------
         NET INCOME                   $   7,417       $   7,657       $  29,501       $  30,358
                                      =========       =========       =========       =========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,          December 31,
                                                  2002          2001          2001
                                                      (Unaudited)
                                                --------      --------     ----------
                                                           (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                     $     --      $    509      $    520
  Accounts receivable                              8,691        10,702        10,105
  Inventories - materials and supplies, at
       lower of average cost or market             1,993         2,422         2,328
  Prepaid expenses and other                         639           339           643
                                                --------      --------      --------
    Total current assets                          11,323        13,972        13,596

Property, plant and equipment                    903,687       734,873       881,248
Less accumulated depreciation                    261,724       245,810       256,755
                                                --------      --------      --------
    Net property, plant and equipment            641,963       489,063       624,493

Investment in unconsolidated affiliates          124,853        21,153       121,099
Regulatory and other assets                       16,339        14,687        19,109
                                                --------      --------      --------
                                                $794,478      $538,875      $778,297
                                                ========      ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
   cash balances                                $    522      $     --      $     --
  Short-term loans                               100,000                     100,000
  Notes payable to Questar Corp.                  40,300           800        18,300
  Accounts payable and accrued expenses           20,841        16,421        29,399
                                                --------      --------      --------
    Total current liabilities                    161,663        17,221       147,699

Long-term debt                                   310,034       215,025       310,065
Other liabilities                                  3,234         4,918         4,434
Deferred income taxes                             75,128        64,043        73,222

Common shareholder's equity
  Common stock                                     6,551         6,551         6,551
  Additional paid-in capital                     142,034       142,034       142,034
  Retained earnings                               95,834        89,083        94,292
                                                --------      --------      --------
    Total common shareholder's equity            244,419       237,668       242,877
                                                --------      --------      --------
                                                $794,478      $538,875      $778,297
                                                ========      ========      ========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            3 Months Ended
                                                              March 31,
                                                         2002           2001
                                                       --------       --------
                                                           (In Thousands)
OPERATING ACTIVITIES
  Net income                                           $  7,417       $  7,657
  Depreciation                                            5,108          4,360
  Deferred income taxes                                   1,906          1,302
  Income from unconsolidated affiliates,
     net of cash distributions                             (106)           (65)
  Gain from sales of properties                              (4)          (138)
                                                       --------       --------
                                                         14,321         13,116
  Change in operating assets and
     liabilities                                         (5,266)         6,708
                                                       --------       --------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                            9,055         19,824

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                     (23,194)        (6,658)
    Investment in unconsolidated affiliates              (3,648)        (2,000)
                                                       --------       --------
      Total capital expenditures                        (26,842)        (8,658)
   Proceeds from disposition of
      property, plant and equipment                         620          1,613
                                                       --------       --------
      NET CASH USED IN INVESTING
        ACTIVITIES                                      (26,222)        (7,045)

FINANCING ACTIVITIES
  Checks outstanding in excess of
    cash balances                                           522
  Decrease in notes receivable from Questar Corp.                       20,700
  Increase in notes payable to Questar Corp.             22,000            800
  Repayment of long-term debt                                          (30,000)
  Payment of dividends                                   (5,875)        (5,625)
                                                       --------       --------
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                             16,647        (35,625)
                                                       --------       --------
Decrease in cash and cash equivalents                      (520)       (22,846)
Beginning cash and cash equivalents                         520          1,855
                                                       --------       --------
Ending cash and cash equivalents                       $     --       $(20,991)
                                                       ========       ========

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and twelve-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below.

                                           3 Months Ended
                                             March 31,
                                         2002        2001
                                       -------      -------
                                          (In Thousands)
Revenues                               $ 3,824      $ 1,981
Operating income (loss)                    307       (2,756)
Income (loss) before income taxes          320       (6,004)

Note 3 - New Accounting Standard

The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 4 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
March 31, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

                                                   3 Months Ended             12 Months Ended
                                                      March 31,                   March 31,
                                                 2002          2001          2002          2001
                                               --------      --------      --------      --------
FINANCIAL RESULTS - (in thousands)
Revenues
  From unaffiliated customers                  $ 12,502      $ 10,842      $ 51,062      $ 43,746
  From affiliates                                20,985        20,193        76,283        76,507
                                               --------      --------      --------      --------
    Total revenues                             $ 33,487      $ 31,035      $127,345      $120,253
                                               ========      ========      ========      ========
Operating income                               $ 15,741      $ 15,036      $ 60,027      $ 56,854
Net income                                     $  7,417      $  7,657      $ 29,501      $ 30,358

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                   52,452        42,434       205,628       171,943
    For Questar Gas                              51,345        38,686       122,918       110,554
    For other affiliated customers                  553         1,911         5,534         8,956
                                               --------      --------      --------      --------
      Total transportation                      104,350        83,031       334,080       291,453
                                               ========      ========      ========      ========
   Transportation revenue (per decatherm)      $   0.21      $   0.23      $   0.24      $   0.25

Revenues

Revenues were higher in the 3- and 12-month periods of 2002 compared with the 2001 periods due primarily to increased revenues from transportation operations. Transportation volumes increased 26% in the first quarter and 15% in the 12-month period in response to regional energy development. Main Line 104, a 77-mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed. Total firm daily demand was 1,410,000 decatherm in the first quarter of 2002 compared with 1,174,000 decatherm in the first quarter of 2001.


Expenses

Operating and maintenance expenses were higher in the 2002 periods primarily because of legal fees partially offset by lower fuel costs. In the first quarter of 2002, legal expenses were $.9 million higher than the year earlier quarter. Gas purchased and used in a processing plant was approximately $.5 million less in 2002. Depreciation expense was higher in the 2002 periods compared with the 2001 periods as a result of capital investments.

Increased levels of borrowing more than offset lower interest rates resulting in higher debt expense in the 2002 periods presented. In 2001, the Company refinanced $115 million of long-term debt carrying a weighted average rate of 9.5%
with debt having a weighted average interest rate of 6.9%. An additional $65 million was borrowed on a long-term basis to finance capital projects. In October 2001, Questar Pipeline borrowed $100 million of floating rate debt from a bank for a 12-month period to repay through a wholly owned subsidiary, Questar TransColorado, Inc., one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company.

The effective income tax rate was 34.7% and 36.7% in the first quarters of 2002 and 2001, respectively.

Other income

Interest and other income was lower in the first quarter of 2002 due to a decrease of the amount of excess cash loaned to Questar Corp. AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects was $.3 million higher in 2002 due primarily to Questar Southern Trails Pipeline. Earnings from unconsolidated affiliates improved in the first quarter of 2002 because of increased volumes on TransColorado and lower debt costs.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $9.1 million in the first quarter of 2002 was $10.8 million less than the amount reported for the same period of 2001 due to changes in operating assets and liabilities. The decline resulted primarily from a timing difference caused by a reduction of accounts payable.

Investing Activities

Capital expenditures were $26.8 million in the first quarter of 2002 and are forecast to reach $104.4 million in calendar year 2002. The Company purchased an additional 18% interest in Overthrust Pipeline in the first quarter of 2002.

Financing Activities

Questar Pipeline used net cash flow provided from operating activities and borrowed $22 million in the first quarter of 2002 to finance capital expenditures and pay dividends. Forecasted capital expenditures for 2002 are expected to be financed with the proceeds from net cash provided from operating activities, long-term debt and common equity.


Moody's Reviews Possible Downgrade of Debt Ratings

On May 2, 2002, Moody's Investors Service placed Questar Pipeline Company under review for a possible rating downgrade of the Company's A1 senior unsecured debt. In the same notice, Moody's also placed Questar Pipeline's parent company, Questar Corporation and affiliated companies, Questar Gas and Questar Market Resources under review. The review was prompted by Moody's concern of Questar's leverage following the $403 million acquisition of Shenandoah Energy Inc. (SEI) in 2001 and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure.


TransColorado Case

The trial involving the partners of TransColorado Gas Transmission Company concluded May 2, 2002. The legal issues are complex and trial preparation is costly. The Company expects to receive an order from the judge before the end of the third quarter of 2002. For more information refer to Item 1. Legal Proceedings in this Form 10-Q.

Regulatory Issue

The Federal Energy Regulatory Commission (FERC) rejected proposed tariff sheets submitted by Questar Pipeline for its new firm "park and loan" service. The Company intends to file a new application in which it will address FERC's concerns and expects to receive FERC approval in time to begin the new service in June of 2002.

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

Item 1. Legal Proceedings

     There are various legal proceedings pending against Questar Pipeline Company ("Questar Pipeline" or the "Company") and its affiliates.

     The trial in the complex litigation involving the partners in the TransColorado Gas Transmission Company ("TransColorado") ended May 2, 2002. The five-week trial was held before a judge in Garfield County, Colorado, to determine the validity of a contractual right claimed by Questar TransColorado, Inc. ("QTC"), a direct subsidiary of Questar Pipeline Company, to put its 50 percent interest in the pipeline owned by TransColorado to KN TransColorado, Inc. ("KNTC") during the 12-month period beginning March 31, 2001. (QTC has given notice of its election to exercise its contractual right, subject to a standstill agreement pending the resolution of the litigation.)

     The litigation involves allegations filed by KNTC, a subsidiary of Kinder Morgan Inc. ("Kinder Morgan"), that QTC and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline that would compete with the TransColorado pipeline, rendering it economically unviable. KNTC requested at least $150 million in damages plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim against KNTC and named affiliates including Kinder Morgan, seeking a declaratory judgment that the contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

     The judge has requested the parties to file post-trial briefs and draft findings of fact and conclusions of law by June 7, 2002, and to appear at a hearing scheduled for July 26, 2002, to respond to his written questions received in advance of such date. The trial proceedings bolstered the expectation of the Questar parties that the contractual right to exercise the put will be vindicated. The Questar parties believe that the judge will issue an order prior to the end of the third quarter, but also expect that any decision rendered by the judge may be appealed.

Item 6. Exhibits and Reports on Form 8-K.

     a.   The following exhibit has been filed as part of this report.

Exhibit No.    Exhibit
-----------    -------
    12.        Ratio of earnings to fixed charges.


     b. Questar Pipeline did not file any Current Report on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR PIPELINE COMPANY (Registrant)

May 13, 2002                            /s/ D. N. Rose
------------                            ----------------------------------------
                                        D. N. Rose
                                        President and Chief Executive Officer


May 13, 2002                            /s/ S. E. Parks
------------                            ----------------------------------------
                                        S. E. Parks
                                        Vice President, Treasurer, and
                                        Chief Financial Officer