Form 10-Q
period 2002-06-30
QUESTAR PIPELINE CO
filed 2002-08-14
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

(801) 324-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 33,234	$ 30,912	$ 66,721	$ 61,947	$ 129,667	$ 121,758

OPERATING EXPENSES
Operating and maintenance	12,329	11,071	24,380	22,208	49,416	46,236
Depreciation	4,811	4,158	9,656	8,224	16,839	15,164
Other taxes	1,127	779	1,977	1,575	3,322	3,284

TOTAL OPERATING EXPENSES	18,267	16,008	36,013	32,007	69,577	64,684

OPERATING INCOME	14,967	14,904	30,708	29,940	60,090	57,074

INTEREST AND OTHER INCOME	1,154	1,471	2,235	2,741	5,444	4,181

INCOME (LOSS) FROM OPERATIONS OF
UNCONSOLIDATED AFFILIATES	2,439	(1,385)	2,661	(1,320)	2,875	(496)

DEBT EXPENSE	(5,954)	(4,046)	(11,631)	(8,315)	(20,224)	(16,808)

INCOME BEFORE INCOME TAXES	12,606	10,944	23,973	23,046	48,185	43,951

INCOME TAXES	4,737	4,093	8,687	8,538	17,666	13,818

NET INCOME	$ 7,869	$ 6,851	$ 15,286	$ 14,508	$ 30,519	$ 30,133

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30		December 31,
	2002	2001	2001

	(Unaudited)
	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 5,165	$ 1,366	$ 520
Accounts receivable	5,931	7,582	10,105
Inventories - materials and supplies, at
Lower of average cost or market	2,242	2,533	2,328
Prepaid expenses and other	538	190	643

Total current assets	13,876	11,671	13,596

Property, plant and equipment	938,662	765,485	881,248
Less accumulated depreciation	258,764	249,189	256,755

Net property, plant and equipment	679,898	516,296	624,493

Investment in unconsolidated affiliates	120,592	21,768	121,099
Regulatory and other assets	16,797	20,177	19,109

	$ 831,163	$ 569,912	$ 778,297

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term loans	$ 100,000		$ 100,000
Notes payable to Questar Corp.	78,400	$ 16,900	18,300
Accounts payable and accrued expenses	15,831	11,785	29,399

Total current liabilities	194,231	28,685	147,699

Long-term debt	310,038	230,035	310,065
Other liabilities	2,612	4,548	4,434
Deferred income taxes	77,869	67,750	73,222

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	97,828	90,309	94,292

Total common shareholder's equity	246,413	238,894	242,877

	$ 831,163	$ 569,912	$ 778,297

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 15,286	$ 14,508
Depreciation	10,166	8,820
Deferred income taxes	4,647	5,009
Income or loss from unconsolidated affiliates,
net of cash distributions	4,155	1,320
(Gain) loss from sales of properties	138	(218)

	34,392	29,439
Change in operating assets and liabilities	(8,740)	(620)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	25,652	28,819

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(62,744)	(36,865)
Investment in unconsolidated affiliates	(3,648)	(4,000)

Total capital expenditures	(66,392)	(40,865)
Proceeds from (cash used in) disposition of property,
plant and equipment	(2,965)	207

NET CASH USED IN INVESTING ACTIVITIES	(69,357)	(40,658)

FINANCING ACTIVITIES
Issuance of long-term debt		100,000
Repayment of long-term debt		(115,000)
Decrease in notes receivable from Questar Corp.		20,700
Increase in notes payable to Questar Corp.	60,100	16,900
Payment of dividends	(11,750)	(11,250)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	48,350	11,350

Increase (decrease) in cash and cash equivalents	4,645	(489)
Beginning cash and cash equivalents	520	1,855

Ending cash and cash equivalents	$ 5,165	$ 1,366

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. While the transportation and storage operations are influenced by weather conditions, the straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. The results of operations for the three-, six- and twelve-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Investment in Unconsolidated Affiliates

Questar Pipeline, directly or indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. Questar TransColorado (a subsidiary of Questar Pipeline) owns 50% of TransColorado Pipeline (a general partnership) and Questar Pipeline owns 90% of Overthrust Pipeline (a general partnership). Questar Pipeline does not have control of Overthrust Pipeline because the approval of the other partner is required for significant partnership decisions. Transportation of natural gas is the primary business activity of these partnerships. Summarized operating results of the partnerships are listed below.

	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)

Revenues	$ 12,223	$ 6,250
Operating income (loss)	4,859	(4,379)
Income (loss) before income taxes	4,894	(10,470)

Note 3 - New Accounting Standard

The Company adopted Statement of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 4 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 14,338	$ 12,252	$ 26,840	$ 23,094	$ 53,148	$ 45,693
From affiliates	18,896	18,660	39,881	38,853	76,519	76,065

Total revenues	$ 33,234	$ 30,912	$ 66,721	$ 61,947	$ 129,667	$ 121,758

Operating income	$ 14,967	$ 14,904	$ 30,708	$ 29,940	$ 60,090	$ 57,074
Net income (loss)	7,869	6,851	15,286	14,508	30,519	30,133

OPERATING STATISTICS
Natural gas transportation volumes (in
Thousands of decatherms)
For unaffiliated customers	55,794	47,572	108,246	90,006	213,850	183,712
For Questar Gas	25,922	25,746	77,267	64,432	123,094	112,254
For other affiliated customers	744	94	1,297	2,005	6,184	7,374

Total transportation	82,460	73,412	186,810	156,443	343,128	303,340

Transportation revenue (per decatherm)	$ 0.26	$ 0.25	$ 0.23	$ 0.24	$ 0.24	$ 0.24

Revenues

Increased transportation operations in response to regional energy development resulted in higher revenues in the 2002 periods presented compared with the 2001 periods. Transportation volumes increased 12% in the second quarter and 19% in the six-month period of 2002. Main Line 104, a 77-mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed. Daily firm demand volumes increased to 1,385,000 decatherms in the first half of 2002 from 1,185,000 decatherms in the prior year period.

Expenses

Operating and maintenance (O & M) expenses were higher in the 2002 periods primarily because of legal fees and the start-up operations of the Southern Trails pipeline partially offset by lower fuel costs. Legal expenses were higher in the 2002 periods by $1.1 million in the second quarter and $1.8 million in the first half compared with the year earlier periods due to the ongoing litigation regarding TransColorado pipeline.

Expenses in preparation for commencing the flow of gas through the eastern segment of the Southern Trails pipeline increased O & M expenses by $ .4 million in the first half of 2002. The $100 million, eastern segment began commercial operations on June 25, 2002. The pipeline's 80 million cubic feet per day capacity is fully subscribed. The Company is evaluating the economics of a 60-mile expansion of the 12- inch portion of the eastern segment (the remainder of the pipeline is 16-inch) to enable the segment's capacity to increase to 120 million cubic feet per day. The Company continues to market the 120 million cubic feet capacity of the western segment of the Southern Trails pipeline, while at the same time it considers other options, including selling the pipeline.

As a result of lower commodity prices, gas purchased and used in a processing plant was approximately $.7 million less in the first half of 2002 compared with the 2001 period.

Depreciation expense was higher in the 2002 periods compared with the 2001 periods as a result of capital investments.

Increased levels of borrowing more than offset lower interest rates resulting in higher debt expense in the 2002 periods presented. In 2001, the Company refinanced $115 million of long-term debt carrying a weighted average rate of 9.5% with debt having a weighted average interest rate of 6.9%. An additional $65 million was borrowed on a long-term basis to finance capital projects. In October 2001, Questar Pipeline borrowed $100 million of floating-rate debt for a 12-month period to repay, through a wholly owned subsidiary Questar TransColorado, Inc., one-half of the outstanding and then maturing debt owed by the TransColorado Gas Transmission Company.

The effective income tax rate for the first half of the year was 36.2% in 2002 and 37.0% in 2001.

Other income

Interest and other income was lower in the three-month and six-month 2002 periods presented due to a decrease of the amount of excess cash loaned to Questar Corp. AFUDC, capitalized financing costs recorded in other income, associated with Questar Pipeline's construction projects was higher in 2002 periods due primarily to Questar Southern Trails Pipeline Company. AFUDC was $.5 million higher in the first half of 2002 compared with the first half of 2001.

The Company's share of the TransColorado partnership was a pretax profit of $2.2 million for the second quarter of 2002. The unusually wide basis differentials reflected between gas prices in the Rockies versus prices in the San Juan Basin have the pipeline running near-capacity. TransColorado reported a $1.7 million pretax loss for the year earlier quarter.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $25.7 million in the first half of 2002 was $3.2 million less than the amount reported for the same period of 2001 due to changes in operating assets and liabilities. The decline resulted primarily from a timing difference caused by a reduction of accounts payable.

Investing Activities

Capital expenditures were $62.7 million in the first half of 2002 and are forecast to reach $104.4 million in calendar year 2002. The Company completed work on the eastern segment of the Southern Trials pipeline and placed it into service in June 2002. In the first quarter of 2002, the Company purchased an additional 18% interest in Overthrust Pipeline.

Financing Activities

Questar Pipeline used net cash flow provided from operating activities and borrowed $60.1 million from Questar Corp. in the first half of 2002 to finance capital expenditures and pay dividends. Forecasted capital expenditures for 2002 are expected to be financed from net cash provided from operating activities and the issuance of long-term debt and common equity. The Company loans excess funds to Questar Corp. or borrows from Questar Corp. for short-term needs. Such notes receivable and notes payable bear market interest rates. The FERC recently issued a notice of proposed rule making regarding cash management arrangements. The Company believes that its arrangement with Questar Corp. is in compliance with the proposal rule. The Company issues long-term debt to third parties or sells equity to Questar corp. to meet long-term capital requirements.

Business with Energy Merchants

The Company has significant transportation and storage business with some energy merchants that have recently had their debt ratings downgraded. The Company requests credit support from those companies that pose unfavorable credit risks. All companies with such concerns were current on their accounts as of the date of this report. The Company's largest contracts, after Questar Gas, are with Williams Energy Marketing and Trading with an annual reservation fee of $6.3 million for transportation and storage services and El Paso Resources with an annual reservation fee of $4.4 million for transportation services.

Moody's Reviews Possible Downgrade of Debt Ratings

Moody's review of Questar Pipeline and some of its affiliated companies is still pending. On May 2, 2002, Moody's Investors Service placed Questar Pipeline Company under review for a possible rating downgrade of the Company's A1 senior unsecured debt. Moody's also placed Questar Pipeline's parent company, Questar Corporation and affiliated companies, Questar Gas and Questar Market Resources under review. The review was prompted by Moody's concern of Questar's increased financial leverage following an acquisition in 2001 and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure. Lower debt ratings would increase the Company's cost of debt. Unless ratings fall below investment grade, a downgrade would not materially affect the Company's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities if necessary to achieve debt-reduction goals.

TransColorado Case

The trial involving the partners of TransColorado Gas Transmission Company began in April and concluded May 2, 2002. The legal issues are complex and trial preparation was costly. The Company expects to receive a decision during the third quarter of 2002. For more information refer to Item 1. Legal Proceedings in this Form 10-Q.

Regulatory Items

In July the Federal Energy Regulatory Commission approved the Company's new "park and loan" service. The new service is expected to generate between $1 million and $1.5 million of revenues in the second half of 2002. In addition, the FERC approved a settlement proposed for Questar Southern Trails Pipeline that lowered the annual depreciation rate to 3% for that pipeline.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Changes in general economic conditions;

Changes in gas prices and supplies;

Changes in customers' credit ratings, including energy merchants;

Competition from other pipelines and storage facilities;

The effects of environmental regulations;

Changes in the rate of inflation, interest rates and regulation of income and other taxes;

The effect of natural phenomena;

The effect of accounting policies issued periodically by accounting standard-setting bodies; and

Adverse changes in the business or financial condition of the Company, and;

As Questar Corp. diversifies into more non-regulated business activities, the Company's credit ratings may be affected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

       There are various legal proceedings pending against Questar Pipeline Company ("Questar Pipeline" or the "Company") and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity.

               a.  KN TransColorado, Inc. v. Questar Corp., No. 00CV129 (Dist. Ct. Colo.). The trial court judge has not entered an order in the complex litigation involving the partners in TransColorado Gas Transmission Company ("TransColorado"). The trial ended May 2, 2002, and the parties to the litigation filed post-trial briefs on or about June 11, 2002. The case, which was originally filed in June of 2000 in a Colorado state district court located in Glenwood Springs, Colorado, involves the validity of a contractual right claimed by Questar TransColorado, Inc. ("QTC"), a direct subsidiary of Questar Pipeline Company ("Questar Pipeline") and a third-tier subsidiary of Questar, to put its 50 percent interest in the TransColorado pipeline project to KN TransColorado, Inc. ("KNTC"). KNTC, which is an affiliate of Kinder Morgan, Inc., is QTC's partner in the project.

In the claims and counterclaims filed in the case, each party sought damages in excess of $150 million. The Questar parties expect to receive the judge's order before the end of the third quarter.

               b.  Grynberg v. Questar Pipeline Co., No. 20010731-SC (Utah Sup. Ct.). The Utah Supreme Court has not set a hearing date for the appeal filed by Jack Grynberg, an independent producer, after a Utah state district court judge granted defendants' motion for summary judgment and dismissed the complaint. In this lawsuit, which was originally filed in September of 1999 in a Utah state district court, Grynberg claims that Questar Pipeline and other Questar affiliates including Questar Gas Management Company ("QGM") and Questar Energy Trading Company ("QET"), mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. The district court granted the motion for summary judgment filed by the Questar defendants in March of 2001. Grynberg is seeking damages of $27 million.

               c.  United States ex rel. Grynberg v. Questar Corp., Civil No. 99 MD 1604, Consolidated Case MDL No. 1293 (D. Wyo.). Questar, Questar Pipeline, QGM, and other named affiliates continue to be involved in joint defense group that is contesting numerous claims filed by Mr. Grynberg under the federal False Claims Act against pipelines and their affiliates. The case against the Questar defendants was originally filed under seal in Colorado's federal district court in June of 1997, and stayed under seal until the Department of Justice determined not to get involved. In May of 1999, the Questar defendants were officially served with the second amended complaint that was filed with the Colorado district court in February of 1998. The cases have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties, but specific damage amounts have not been claimed.

               The presiding judge, who previously denied the defendants' motion to dismiss, recently advised the parties of his intent to establish a scheduling order in the near future and asked the parties to submit recommendations to him.

               d. Price v. Gas Pipelines, No. 99 C 30 (Dist. Ct. Kan.). QET, QGM, Wexpro, Questar Gas Company ("Questar Gas"), and Questar Pipeline are among the 147 named defendants in this purported nation-wide class action case in which the named plaintiffs allege systematic mismeasurement of natural gas volumes from private and state lands and resulting underpayment of royalties. This case was originally filed in the Kansas district court in September of 1999, but was removed to federal district court and consolidated with the Grynberg cases mentioned above in Wyoming's federal district court. It was subsequently transferred back to Kansas. The plaintiffs have not set forth specific dollar amounts in damages.

               The defendants filed motions to dismiss and those motions were argued on November 29, 2001. The court has not issued any rulings. In addition, certain defendants, including the Questar defendants, have filed motions to dismiss the pending action for lack of personal jurisdiction; such motions are set for oral argument on August 29, 2002. Class certification briefing will begin on September 3, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

       Teresa Beck, age 48, was elected to serve as a director for a one-year term at the Company's annual meeting held on May 21, 2002. Ms. Beck was nominated to replace Scott S. Parker who declined to stand for reelection in order to assume a full-time leadership position with his church. Ms. Beck has served as a director of Questar Corporation since October of 1999. She was President of American Stores (a large retail chain of stores that was acquired by Albertson's in 1999) from 1998 to 1999 and served as its Chief Financial Officer from 1993 to 1998.

       The following incumbent directors were also elected to serve for new one-year terms at Questar Pipeline's annual meeting: R. D. Cash (Chairman of the Board), Keith O. Rattie (Vice Chairman of the Board), U. E. Garrison, and D. N. Rose. All of the Company's outstanding shares are owned by Questar Regulated Services Company and were voted in favor of the nominees.

Item 5. Other Information.

         a.  Susan Glasmann, age 54, has announced her resignation as Senior Vice President of the Company effective September 30, 2002. Ms. Glasmann is retiring as of such date. She was named to her current position in February of 2002 after serving as Vice President, Operations, since November of 2000.

b. Additional Comments.

              Questar Corporation ("Questar"), the Company's parent, filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of Questar and its reporting subsidiaries including Questar Pipeline. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2001.

Joint Venture Relationships.

              As previously mentioned under Item 1., Questar Pipeline's subsidiary QTC is a 50 percent partner in TransColorado. This partnership was originally formed in 1990 to build and operate the TransColorado pipeline that commenced operations March 31, 1999. (The partnership agreement was subsequently amended in 1995, 1997 and 1998.) This pipeline extends from a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. The partnership agreement is filed as Exhibit 10.3 to Questar Pipeline's 2001 Annual Report on Form 10-K.

              Questar Pipeline also has a 90 percent interest in and is the operating partner of Overthrust Pipeline Company ("Overthrust"), a general partnership that was organized in 1979 to construct, own and operate the Overthrust segment of Trailblazer Pipeline System ("Trailblazer"). The 88-mile Overthrust segment is the western-most of Trailblazer's three segments; Trailblazer itself is an 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The remaining 10 percent is owned by an affiliate of El Paso Corporation. The partnership document does not constitute a material contract for Questar. [The partnership agreement is filed as Exhibit 10.1 to Questar Pipeline's 2001 Annual Report on Form 10-K.]

Regulatory Assets.

              Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees is capitalized and amortized over a five-year period in accordance with regulatory treatment. The Company records cumulative increases in deferred taxes as income taxes recoverable from customers. The Company has adopted procedures with the FERC to include under- and over-provided deferred taxes in customer rates on a systematic basis. Questar Pipeline uses the deferral method to account for investment tax credits as required by the FERC. Regulation allows the Company to recover costs, but does not provide for a return on these assets. A list of regulatory assets at December 31 follows:

	2001	2000

	(In Thousands)

Cost of reacquired debt	$ 8,828	$ 4,079
Income taxes recoverable from customers	4,266	4,303
Early retirement costs	1,332	1,728
Other	397	80

	$14,823	$10,190

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits have been filed as part of this Report:

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

b. Questar Pipeline did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY (Registrant)

August 14, 2002	/s/ D. N. Rose

D. N. Rose President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits :

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

Exhibit No. 12.
Questar Pipeline Company and Subsidiaries
Ratio of Earnings to Fixed Charges
(Unaudited)

	12 Months Ended
	June 30,
	2002	2001

	(Dollars in Thousands)

Earnings

Income before income taxes	$48,185	$43,951
Plus debt expense	20,224	16,808
Plus allowance for borrowed funds used during
Construction	3,009	3,296
Plus interest portion of rental expense	382	370

	$71,800	$64,425

Fixed Charges

Debt expense	$20,224	$16,808
Plus allowance for borrowed funds used during
Construction	3,009	3,296
Plus interest portion of rental expense	382	370

	$23,615	$20,474

Ratio of Earnings to Fixed Charges (1)	3.04	3.15

(1)  For the purposes of this presentation, earnings represent income before income taxes and fixed charges. Fixed charges consist of total interest charges, amortization of debt issuance costs and losses from reacquiring debt, and the interest portion of rental costs, estimated at 50% for the purpose of this calculation.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Pipeline Company (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), D. N. Rose, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR PIPELINE COMPANY

August 14, 2002	/s/ D. N. Rose

D. N. Rose President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.