Form 10-Q
period 2002-09-30
QUESTAR PIPELINE CO
filed 2002-11-14
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 36,332	$ 30,464	$ 103,053	$ 92,411	$ 135,535	$ 124,035

OPERATING EXPENSES
Operating and maintenance	12,152	11,841	36,532	34,049	49,727	47,294
Depreciation	5,841	3,861	15,497	12,085	18,819	16,076
Other taxes	1,163	710	3,140	2,285	3,775	3,278

TOTAL OPERATING EXPENSES	19,156	16,412	55,169	48,419	72,321	66,648

OPERATING INCOME	17,176	14,052	47,884	43,992	63,214	57,387

INTEREST AND OTHER
INCOME (EXPENSE)	(1,923)	1,204	312	3,945	2,317	4,697

INCOME (LOSS) FROM OPERATIONS OF
UNCONSOLIDATED AFFILIATES	5,108	(201)	7,769	(1,521)	8,184	(1,021)

DEBT EXPENSE	(6,160)	(3,509)	(17,791)	(11,824)	(22,875)	(16,022)

INCOME BEFORE INCOME TAXES	14,201	11,546	38,174	34,592	50,840	45,041

INCOME TAXES	5,359	4,353	14,046	12,891	18,672	14,281

NET INCOME	$ 8,842	$ 7,193	$ 24,128	$ 21,701	$ 32,168	$ 30,760

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2002	2001	2001

	(Unaudited)
	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 1,232	$ 908	$ 520
Notes receivable from Questar Corporation		30,100
Accounts receivable	8,781	7,315	10,105
Inventories - materials and supplies, at
lower of average cost or market	2,046	2,549	2,328
Prepaid expenses and other	346	249	643

Total current assets	12,405	41,121	13,596

Property, plant and equipment	953,747	815,323	881,248
Less accumulated depreciation	263,909	253,137	256,755

Net property, plant and equipment	689,838	562,186	624,493

Investment in unconsolidated affiliates	122,744	22,267	121,099
Regulatory and other assets	18,107	18,271	19,109

	$ 843,094	$ 643,845	$ 778,297

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term loans	$ 100,000		$ 100,000
Notes payable to Questar Corp.	72,700		18,300
Accounts payable and accrued expenses	24,289	$ 21,799	29,399

Total current liabilities	196,989	21,799	147,699

Long-term debt	310,043	310,045	310,065
Other liabilities	5,923	2,908	4,434
Deferred income taxes	80,759	68,631	73,222

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	100,795	91,877	94,292

Total common shareholder's equity	249,380	240,462	242,877

	$ 843,094	$ 643,845	$ 778,297

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2002	2001
	(In Thousands)

OPERATING ACTIVITIES
Net income	$ 24,128	$ 21,701
Depreciation	16,235	12,988
Deferred income taxes	7,537	5,890
Loss from unconsolidated affiliates, net of cash distributions	2,003	1,521
(Gain) loss from sales of assets	105	(218)

	50,008	41,882
Change in operating assets and liabilities	(738)	9,862

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	49,270	51,744

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(77,549)	(86,127)
Investment in unconsolidated affiliates	(3,648)	(4,700)

Total capital expenditures	(81,197)	(90,827)
Costs of disposition of property, plant and equipment	(4,136)	(589)

NET CASH USED IN INVESTING ACTIVITIES	(85,333)	(91,416)

FINANCING ACTIVITIES
Issuance of long-term debt		180,000
Repayment of long-term debt		(115,000)
Decrease in notes receivable from Questar Corporation		(9,400)
Increase in notes payable to Questar Corporation	54,400
Payment of dividends	(17,625)	(16,875)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	36,775	38,725

Change in cash and cash equivalents	712	(947)
Beginning cash and cash equivalents	520	1,855

Ending cash and cash equivalents	$ 1,232	$ 908

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. While the transportation and storage operations are influenced by weather conditions, the straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. The results of operations for the three-, nine- and twelve-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Sale of TransColorado

On October 20, 2002 Questar Pipeline sold Questar TransColorado, Inc., the holding company holding Questar's interest in the TransColorado pipeline to Kinder Morgan, Inc. and affiliates for $105.5 million. The sale was effective October 1, 2002, subject to normal review by the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust legislation. Affiliates of Questar and Kinder Morgan were co-owners of the TransColorado Pipeline that extended from northwestern Colorado to northern New Mexico. Questar Pipeline exercised a contractual right (put) in 2001 to sell its 50% interest to an affiliate of Kinder Morgan. Following lengthy legal proceedings, a Colorado court issued a judgment upholding Questar Pipeline's right to exercise the put. The proceeds from the sale are being held in escrow pending the outcome of the FTC review and when released will be used to retire debt at Questar Pipeline.

Note 3 - Partnership Interest Acquisition

On October 30, 2002, Questar Overthrust Pipeline Co., an affiliate of Questar Pipeline, acquired the final 10% partnership interest in the Overthrust Pipeline Company from El Paso affiliate, CIG Overthrust Inc. The $1.8 million transaction gives Questar, through two affiliates, 100% interest in the 88-mile line, which runs from Evanston, Wyoming to Rock Springs, Wyoming. The Overthrust Pipeline was initially constructed as the westernmost leg of the 800-mile Trailblazer Pipeline that continues to Beatrice, Nebraska. In the first quarter of 2002, Questar Pipeline had acquired an additional 18% interest in the Overthrust pipeline from Natural Gas Pipeline, an affiliate of Kinder Morgan.

Note 4 - Investment in Unconsolidated Affiliates

As of September 30, 2002, Questar Pipeline, directly or indirectly through subsidiaries, had interests in partnerships accounted for on an equity basis. As previously discussed in Notes 2 and 3, beginning with the fourth quarter of 2002 those relationships will cease. Historically, Questar TransColorado, Inc. (a subsidiary of Questar Pipeline) owned 50% of TransColorado pipeline (a general partnership) and as of September 30, 2002, Questar Pipeline owned 90% of Overthrust Pipeline Company (a general partnership). Questar Pipeline did not consolidate the financial results of Overthrust Pipeline because it did not have a controlling interest. The partnership agreement required approval of each partner in any significant partnership decisions. Transportation of natural gas was the primary business activity of these partnerships. Summarized gross operating results of the partnerships are listed below.

	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)

Revenues	$ 24,992	$ 11,850
Operating income (loss)	14,732	(1,049)
Income (loss) before income taxes	14,791	(9,546)

Note 5 - New Accounting Standard

The Company adopted Statement of Financial Accounting Standards 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 6 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 3. Quantitative and Qualitative Disclosure of Market Risk

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 2002
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 18,015	$ 12,754	$ 44,855	$ 35,848	$ 58,409	$ 47,993
From affiliates	18,317	17,710	58,198	56,563	77,126	76,042

Total revenues	$ 36,332	$ 30,464	$ 103,053	$ 92,411	$ 135,535	$ 124,035

Operating income	$ 17,176	$ 14,052	$ 47,884	$ 43,992	$ 63,214	$ 57,387
Net income	8,842	7,193	24,128	21,701	32,168	30,760

OPERATING STATISTICS
Natural gas transportation volumes (in
Thousands of decatherms)
For unaffiliated customers	65,453	53,516	173,699	143,522	225,787	193,000
For Questar Gas	14,704	14,303	91,971	78,735	123,495	113,200
For other affiliated customers	1,228	1,981	2,525	3,986	5,43	6,919

Total transportation	81,385	69,800	268,195	226,243	354,713	313,119

Transportation revenue (per decatherm)	$ 0.30	$ 0.27	$ 0.25	$ 0.25	$ 0.25	$ 0.24

Revenues

Questar Pipeline reported higher revenues in the 2002 periods presented when compared with the 2001 periods due to increased transportation activities, adding a new park and loan service and increased gathering of natural gas. Questar Pipeline has expanded its transportation system in response to a growing regional energy transportation demand. Main Line 104 began service in November of 2001 and the eastern segment of the Southern Trails Pipeline initiated service in June of 2002. Main Line 104 has a capacity of 272,000 decatherms per day and the eastern segment of the Southern Trails Pipeline has a daily capacity of 80,000 decatherms per day. Service for both pipelines is fully subscribed. Transportation volumes increased 19% in the nine-month period of 2002 with approximately 97% of the volumes transported under firm contracts. Daily firm-demand volumes increased to 1,389,000 decatherms in the first nine months of 2002 from 1,191,000 decatherms in the prior year period. Questar Pipeline initiated a park and loan service at its Clay Basin storage facility in July of 2002. Revenues from gathering gas increased by Questar Transportation Services (QTS), a subsidiary of Questar Pipeline, as a result of operating the non-jurisdictional Huntington lateral

Expenses

Operating and maintenance expenses were higher in the 2002 periods primarily because of legal fees, the start-up of operation of the eastern segment of the Southern Trails Pipeline and higher labor-related costs. Operating expenses of the Southern Trails Pipeline were responsible for approximately a $2.3 million increase in the comparison of the year to date periods presented. Legal expenses were $1 million higher in the first nine months of 2002 when compared with the 2001 period primarily due to litigation surrounding the TransColorado pipeline. The TransColorado litigation was resolved with the sale of Questar Pipeline's share of TransColorado in October of 2002. Pension and medical expenses have increased approximately $.5 million in 2002. The return earned on pension assets is lower in 2002 causing an increase in pension expenses. As a result of lower commodity prices, gas purchased and used in the QTS processing plant was approximately $.8 million less in the first nine months of 2002 compared with the 2001 period, partially offsetting the increases discussed.

Depreciation expense was higher in the 2002 periods compared with the 2001 periods as a result of capital investment in new pipeline projects.

Interest and other income (expense)

On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado, Inc.'s 50% interest in the TransColorado Pipeline for $105.5 million. The parties arranged the sale after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable. As a result of the sale, the Company reduced the carrying value of its investment in TransColorado by $3 million in the third quarter of 2002 to reflect the net realized value of the sale.

Income (loss) from operations of unconsolidated affiliates

The Company's share of the TransColorado partnership was a pretax profit of $4.8 million for the third quarter and $6.9 million for the first nine months of 2002. The pipeline has operated near capacity in the second and third quarters of 2002 as a result of the wide basis differentials between gas prices in the Rockies and the San Juan Basin. TransColorado reported a $1.5 million pretax loss for the year earlier nine-month period.

Debt Expense

Increased levels of borrowing more than offset lower interest rates resulting in higher debt expense in the 2002 periods presented. In 2001, the Company refinanced $115 million of long-term debt carrying a weighted-average rate of 9.5% with debt having a weighted-average interest rate of 6.9%. An additional $65 million was borrowed on a long-term basis to finance capital projects. In October 2001, Questar Pipeline borrowed $100 million of floating-rate debt for a 12-month period to repay, through a wholly owned subsidiary Questar TransColorado, Inc., one-half of the outstanding and then maturing debt owed by the TransColorado Gas Transmission Company.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $49.3 million in the nine months of 2002 was $2.5 million less than the amount reported for the same period of 2001 due to changes in operating assets and liabilities. The decline resulted primarily from a timing difference caused by a reduction of accounts payable.

Investing Activities

Capital expenditures were $81.2 million in the first nine months of 2002. Capital expenditures for calendar year 2002 and 2003 are forecast to be $101.4 million and $72.1 million, respectively. In 2002, the Company completed work on the eastern segment of the Southern Trials pipeline and purchased an additional 28% interest in Overthrust Pipeline.

Financing Activities

In 2002, Questar Pipeline used net cash flow provided from operating activities and borrowed $54.4 million from Questar Corp. to finance capital expenditures and pay dividends. Forecasted capital expenditures for 2002 are expected to be financed from net cash provided from operating activities and the issuance of long-term debt and common equity. The Company loans excess funds to Questar Corp. or borrows from Questar Corp. for short-term needs. Such notes receivable and notes payable bear market interest rates. The Company issues long-term debt to third parties or sells equity to Questar Corp. to meet long-term capital requirements.

Business with Energy Merchants

The Company has significant transportation and storage business with some energy merchants that have recently had their debt ratings downgraded. The Company requests credit support from those companies that pose unfavorable credit risks. All companies with such concerns were current on their accounts as of the date of this report. The Company's largest contracts, other than those with its affiliate Questar Gas, are with Williams Energy Marketing and Trading with an annual reservation fee of $6.3 million for transportation and storage services and El Paso Resources with an annual reservation fee of $4.4 million for transportation services.

Moody's Downgrades Debt Rating

Moody's downgraded debt ratings of Questar and subsidiaries one level completing a review that began May 2, 2002. Also, Moody's established a stable outlook for each Questar entity. Moody's downgraded the rating of Questar Pipeline's senior unsecured debt from A1 to A2. A lower debt rating may increase Questar Pipeline's cost of debt. However, Moody's revised rating is investment grade. The downgrade will not materially affect Questar Pipeline's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities if necessary to achieve debt-reduction goals. Currently, there are no plans for Questar to issue securities because over $200 million of cash has been raised through the sale of assets by its subsidiaries.

TransColorado Case

On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado 90% interest in the TransColorado Pipeline to Kinder Morgan. The sale was arranged after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable.

Western Segment of Southern Trails Pipeline

The Company has put in place a project team, including a consulting firm, to market the transportation capacity of the western segment of the Southern Trails pipeline. In addition, the FERC approved an order for Questar Southern Trails Pipeline Company that lowered the annual depreciation rate from 4% to 3%.

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

Adverse changes in the business or financial condition of the Company, and;

A lower credit rating.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II Other Information

           Item 1. Legal Proceedings.

           A description of the material legal proceedings for Questar Pipeline Company ("Questar Pipeline" or "the Company") is included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Item 5. Other Information.

                   a.  Alan K. Allred, age 52, was appointed to serve as Executive Vice President and Chief Operating Officer for Questar Pipeline Company and its affiliates in the Regulated Services unit effective November 1, 2002. During his 24 years of service, Mr. Allred has served in a number of professional and supervisory positions, including Vice President, Business Development (October 2000 to February 2002) and Senior Vice President (February 2002 to November 2002).

                   b.  Gary G. Michael, age 62, was appointed to serve as a director of the Company effective October 24, 2002. Mr. Michael also serves as a director of Questar Corporation (Questar Pipeline's ultimate parent) and as Chairman of its Finance and Audit Committee. He retired in April of 2001 as the Chairman and Chief Executive Officer of Albertson's, a position he had held since February of 1991.

                   c.  On October 30, 2002, Questar Overthrust Pipeline Company, an affiliate of Questar Pipeline, announced the acquisition of a 10 percent interest in Overthrust Pipeline Company, a partnership that was organized to build, own and operate the Overthrust Pipeline. The 10 percent interest was acquired from CIG Overthrust Inc., an affiliate of El Paso Company. With this acquisition, Questar Pipeline and its affiliate own 100 percent of the partnership that owns and operates the pipeline, which is 88 miles long, has a diameter of 36 inches, and extends from the Whitney Canyon area north of Evanston, Wyoming, to Rock Springs, Wyoming.

d. The Company's Board of Directors serves as the "audit committee" for purposes of required disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

e. Additional Comments.

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

Joint Venture Relationships.

                   As previously mentioned under Item 1., as of September 30, 2002, Questar Pipeline's subsidiary Questar TransColorado, Inc. was a 50 percent partner in TransColorado. This partnership was originally formed in 1990 to build and operate the TransColorado pipeline that commenced operations March 31, 1999. (The partnership agreement was subsequently amended in 1995, 1997 and 1998.) This pipeline extends from a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. The partnership agreement is filed as Exhibit 10.3 to Questar Pipeline's 2001 Annual Report on Form 10-K.

                   As of September 30, 2002, Questar Pipeline also had a 90 percent interest in and is the operating partner of Overthrust Pipeline Company ("Overthrust"), a general partnership that was organized in 1979 to construct, own and operate the Overthrust segment of Trailblazer Pipeline System ("Trailblazer"). The 88-mile Overthrust segment is the western-most of Trailblazer's three segments; Trailblazer itself is an 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The remaining 10 percent was owned by an affiliate of El Paso Corporation and was purchased by Questar in October 2002. (The partnership agreement is filed as Exhibit 10.1 to Questar Pipeline's 2001 Annual Report on Form 10-K.)

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

	2001	2000

	(In Thousands)

Cost of reacquired debt	$ 8,828	$ 4,079
Income taxes recoverable from customers	4,266	4,303
Early retirement costs	1,332	1,728
Other	397	80

	$14,823	$10,190

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

3.1	Bylaws as amended effective October 24, 2002

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

                   b.  Since filing its last Quarterly Report on Form 10-Q, the Company filed two Current Reports on Form 8-K disclosing information about the TransColorado pipeline project. The first report was dated August 26, 2002, and announced a favorable decision in the litigation involving the project. The second report was dated October 20, 2002, and contained information about the execution of a purchase agreement to sell Questar TransColorado, Inc. to Kinder Morgan, Inc. and its affiliates. No financial statements were filed with either report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY (Registrant)

November , 2002

D. N. Rose President and Chief Executive Officer

November , 2002

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, D. N. Rose, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November , 2002	By:

Date	D. N. Rose President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November , 2002	By:

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

3.1	Bylaws as amended effective October 24, 2002

12	Ratio of earnings to fixed charges

99.1	Certification of D. N. Rose and S. E. Parks

Exhibit 3.1
BYLAWS OF QUESTAR PIPELINE COMPANY A Utah Corporation

OFFICES

SECTION 1. The principal office shall be in the City of Salt Lake, County of Salt Lake, State of Utah.

The Corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

SEAL

           SECTION 2.  The corporate seal shall have inscribed thereon the name of the Corporation, and the words "Corporate Seal," and "Utah." Said seal may be used by causing it, or a facsimile thereof, to be impressed or affixed or reproduced, or otherwise.

SHAREHOLDERS' MEETINGS

SECTION 3. All meetings of the shareholders shall be held at the Corporation's office in Salt Lake City, Utah, or at such other place as may be specified by the Board of Directors.

           SECTION 4.  The annual meeting of shareholders shall be held on the third Tuesday in May of each year, and if such day is a legal holiday, then on the preceding secular business day, at 1:00 p.m., when they shall elect by majority vote a Board of Directors and transact such other business as may properly be brought before the meeting.

SECTION 5. The Board of Directors may direct the calling of special meetings of the shareholders at such time and place as the Board may deem necessary.

           SECTION 6.  Holders of a majority of the shares issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the shareholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, business may be transacted which might have been transacted at the meeting as originally notified.

           SECTION 7.  The Secretary shall, but in case of his failure any other officer of the Corporation may, give written or printed notice to the shareholders stating the place, day and hour of each shareholders meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting.

           SECTION 8.  Notice may be given either personally or by mail, and if given by mail, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage prepaid thereon.

           SECTION 9.  At each meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing, subscribed by such shareholder and bearing a date not more than three months prior to said meeting. Each shareholder shall have one vote for each share of stock registered in such shareholder's name on the books of the Corporation. The vote for directors and, upon the demand of any shareholder, the vote upon any question before any meeting of shareholders shall be by ballot. All elections shall be had and all questions decided by a plurality vote.

           SECTION 10.  A complete list of shareholders entitled to vote at any meeting of shareholders shall be prepared and be available for inspection by any shareholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall be arranged by voting group and by class or series of shares within each voting group and be alphabetical within each voting group or class. The list shall indicate each shareholder's name, address, and number of voting shares.

           A shareholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of shareholders prepared for each meeting of shareholders. The shareholder must make a written request to examine the list and must examine it during the Corporation's regular business hours.

SECTION 11. Business transacted at all special meetings of the shareholders shall be confined to the objects stated in the call and notice.

           SECTION 12.  Unless otherwise provided in the Articles of Incorporation, any action that may be taken at any annual or special meeting of the shareholders may be taken without a meeting and without prior notice upon the receipt of a unanimous written consent.

DIRECTORS

           SECTION 13.  The business and affairs of the Corporation shall be managed under the direction of the Board of Directors. The Board shall consist of at least three and not more than nine directors. A majority shall have the power to transact the business of the corporation in conformity with the powers conferred upon the Board of Directors by the Articles of Incorporation. Directors elected at any annual or special meeting of the shareholders shall hold office until the next annual meeting of the shareholders and until their successors shall be duly elected. One or more directors may be removed with or without cause by a vote of the majority of the shareholders at a meeting of shareholders called for that purpose.

           SECTION 14.  Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the action taken, and the consents are filed with the records of the Corporation. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

SECTION 15. The directors may hold their meetings and have one or more offices and keep the books of the Corporation at such place as they may from time to time determine.

           SECTION 16.  In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

COMMITTEE

           SECTION 17.  The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate one or more Committees, each Committee to consist of two or more of the Directors of the Corporation and shall have and may exercise the powers conferred upon them by the Board of Directors. All Committees when so appointed shall have such name or names as may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 18. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

           SECTION 19.  Directors, as such, shall not receive any salary for their services, but the Board of Directors, by resolution, shall fix the fees to be allowed and paid to directors, as such, for their services and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Corporation in any other capacity and receiving compensation therefore.

           SECTION 20.  Fees to members of special or standing committees and expenses incurred by them in the performance of their duties, as such, shall also be fixed and allowed by resolution of the Board of Directors.

MEETINGS OF THE BOARD

SECTION 21. The Board of Directors may meet at Salt Lake City, Utah, or at such other place as may be determined by a majority of the members of the Board.

SECTION 22. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

           SECTION 23.  Special meetings of the Board may be called by the President on at least two days' notice to each director, either personally or by mail or telegram; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two directors.

           SECTION 24.  At all meetings of the Board a majority of the Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum, shall be the act of the Board of Directors. Directors may participate in a meeting and be counted in the quorum by means of conference telephone or similar communication equipment by which all directors participating in the meeting can hear each other.

           SECTION 25.  The officers of the Corporation shall be chosen by the Board of Directors and shall consist of: a Chairman of the Board, a President and Chief Executive Officer, a Vice President, a Secretary, and a Treasurer. The Board may also choose a Vice Chairman, additional Vice Presidents, Assistant Secretaries and Assistant Treasurers.

           SECTION 26.  The Board of Directors at its first meeting after each annual meeting shall choose a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer, and such Assistant Secretaries and Assistant Treasurers as the Board deems necessary or appropriate. None of the officers except the Chairman of the Board, Vice Chairman, and the President need be members of the Board.

           SECTION 27.  The Board may appoint such other officers and agents as it may deem necessary, who hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 28. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

           SECTION 29.  The officers of the Corporation shall hold office until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

           SECTION 30.  The Chairman of the Board shall preside at the meetings of the shareholders and directors. In the Chairman's absence, the Vice Chairman (if one has been chosen) shall preside at the meetings of the shareholders and directors.

PRESIDENT

           SECTION 31.  The President shall be the Chief Executive Officer of the Corporation; in the absence of the Chairman of the Board and the Vice Chairman of the Board, shall preside at all meetings of the shareholders and directors; shall have general and active management of the Corporation; and shall see that all orders and resolutions of the Board are carried into effect. He shall have the general powers and duties of supervision and management usually vested in the office of president and chief executive officer of a corporation. He shall perform such other functions and duties as shall be prescribed by the Board of Directors.

VICE PRESIDENT

SECTION 32. The Vice Presidents shall perform the duties prescribed by the President or the Board of Directors.

SECRETARY AND ASSISTANT SECRETARIES

           SECTION 33.  The Secretary: shall attend the meetings of the Board and the meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the Committees appointed by the Board when required; give or cause to be given notice of the meetings of the shareholders and of the Board of Directors; and perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision the Secretary shall keep in safe custody the seal of the Corporation and affix the same to any instrument requiring it.

           (b)  The Assistant Secretary, senior in time of service, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary and shall perform such other duties as shall be prescribed by the President or the Board of Directors.

TREASURER AND ASSISTANT TREASURERS

SECTION 34. The Treasurer and Assistant Treasurers shall perform such duties as shall be prescribed by the President or the Board.

VACANCIES

           SECTION 35.  If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, not less than a quorum, shall choose a person or persons to fill the vacancy or vacancies who shall hold office until the successor or successors shall have been duly appointed or elected.

CERTIFICATES OF STOCK

SECTION 36. The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued.

FISCAL YEAR

SECTION 37. The fiscal year shall begin the first day of January in each year.

RECORDS AND INSPECTION RIGHTS

           SECTION 38.  The Corporation shall maintain permanent records of the minutes of all meetings of its shareholders and Board of Directors; all actions taken by the shareholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors on behalf of the Corporation. The Corporation shall also maintain appropriate accounting records. The Corporation shall keep such records at its office in Salt Lake City, and at any other location designated by the Board of Directors.

           A shareholder of the Corporation, directly or through an agent or attorney, shall have the limited rights to inspect and copy the Corporation's records as provided under applicable state law and by complying with the procedures specified under such law.

BANK ACCOUNTS

           SECTION 39.  All checks, demands for money, or other transactions involving the Corporation's bank accounts shall be signed by such officers or other responsible employees as the Board of Directors may designate. No third party is allowed access to the Corporation's bank accounts without express written authorization by the Board of Directors.

AMENDMENTS

           SECTION 40.  The Corporation's Board of Directors may amend or repeat the Corporation's Bylaws unless the Corporation's Articles of Incorporation or Utah's Revised Business Corporation Act reserve this power exclusively to the shareholders in whole or part; unless the shareholders, in adopting, amending, or repealing a particular Bylaw, provide expressly that the Board of Directors may not amend or repeal that Bylaw; or unless the Bylaw either establishes, amends or deletes a supermajority shareholder quorum or voting requirement. The Corporation's shareholders may amend or repeal the Corporation's Bylaws even though the Bylaws may also be amended or repealed by the Board of Directors.

INDEMNIFICATION AND LIABILITY INSURANCE

           SECTION 41.  (a)  Voluntary Indemnification. Unless otherwise provided in the Articles of Incorporation, the Corporation shall indemnify any individual made a party to a proceeding because he is or was a director of the Corporation, against liability incurred in the proceeding, but only if the Corporation has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Corporation, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Corporation's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

           (b)  The Corporation may not voluntarily indemnify a director in connection with a proceeding by or in the right of the Corporation in which the director was adjudged liable to the Corporation or in connection with any other proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he was adjudged liable on the basis that personal benefit was improperly received by him.

(c) Indemnification permitted under Paragraph (a) in connection with a proceeding by or in the right of the Corporation is limited to reasonable expenses incurred in connection with the proceeding.

           (d)  If a determination is made, using the procedures set forth in the applicable statutory provision, that the director has satisfied the requirements listed herein and if an authorization of payment is made, using the procedures and standards set forth in the applicable statutory provision, then, unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of the final disposition of the proceeding if the director furnishes the Corporation a written affirmation of his good faith belief that he has satisfied the standard of conduct described in this Section, furnishes the Corporation a written undertaking, executed personally or on his behalf, to repay the advance if it is ultimately determined that he did not meet the standard of conduct (which undertaking must be an unlimited general obligation of the director, but need not be secured and may be accepted without reference to financial ability to make repayment); and if a determination is made that the facts then known of those making the determination would not preclude indemnification under this Section.

           (e)  Mandatory Indemnification. Unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall indemnify a director or officer of the Corporation who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which he was a party because he is or was a director or officer of the Corporation against reasonable expenses incurred by him in connection with the proceeding.

           (f)  Court-Ordered Indemnification. Unless otherwise provided in the Corporation's Articles of Incorporation, a director or officer of the Corporation who is or was a party to a proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. The court may order indemnification if it determines that the director or officer is entitled to mandatory indemnification as provided in this Section and applicable law, in which case the court shall also order the Corporation to pay the reasonable expenses incurred by the director or officer to obtain court-ordered indemnification. The court may also order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director or officer met the applicable standard of conduct set forth in this Section and applicable law. Any indemnification with respect to any proceeding in which liability has been adjudged in the circumstances described in Paragraph (b) above is limited to reasonable expenses.

           (g)  Indemnification of Others. Unless otherwise provided in the Corporation's Articles of Incorporation, an officer, employee, or agent of the Corporation shall have the same indemnification rights provided to a director by this Section. The Board of Directors may also indemnify and advance expenses to any officer, employee, or agent of the Corporation, to any extent consistent with public policy as determined by the general or specific purpose of the Board of Directors.

           (h)  Insurance. The Corporation may purchase and maintain liability insurance on behalf of a person who is or was a director, officer, employee, fiduciary, or agent or the Corporation, or who, while serving as a director, officer, employee, fiduciary, or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary or agent of another foreign or domestic corporation, other person, of an employee benefit plan, or incurred by him in that capacity or arising from his status as a director, officer, employee, fiduciary, or agent, whether or not the Corporation has the power to indemnify him against the same liability under applicable law.

LIMITATION ON LIABILITY

           SECTION 41.  No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any action taken or any failure to take any action, as a director, except liability for (a) the amount of a financial benefit received by a director to which he is not entitled; (b) an intentional infliction of harm on the Corporation or the shareholders; (c) any action that would result in liability of the director under the applicable statutory provision concerning unlawful distributions [Section 16-10-842 of Utah's Revised Business Corporation Act]; or (d) an intentional violation of criminal law. This provision shall not limit the liability of a director for any act or omission occurring prior to August 11, 1992. Any repeal or modification of this provision by the stockholders shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

Exhibit No. 12.
Questar Pipeline Company and Subsidiaries
Ratio of Earnings to Fixed Charges
(Unaudited)

	12 Months Ended
	September 30,
	2002	2001

	(Dollars in Thousands)

Earnings

Income before income taxes	$50,840	$45,041
Plus debt expense	22,875	16,022
Plus allowance for borrowed funds used during
construction	2,289	3,338
Plus interest portion of rental expense	566	373

	$76,570	$64,774

Fixed Charges

Debt expense	$22,875	$16,022
Plus allowance for borrowed funds used during
construction	2,289	3,338
Plus interest portion of rental expense	566	373

	$25,730	$19,733

Ratio of Earnings to Fixed Charges (1)	2.98	3.28

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Pipeline Company (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), D. N. Rose, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR PIPELINE COMPANY

November , 2002

D. N. Rose President and Chief Executive Officer

November , 2002

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.