Form 10-K
period 2002-12-31
QUESTAR PIPELINE CO
filed 2003-03-31
CIK 764044

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (I.R.S. Employer Identification No.)
180 East 100 South, P.O. Box 45360, Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)
Registrant's telephone number, including area code: (801) 324-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
 Medium Term Notes, Series A, 5.85% to 7.55% due 2008 to 2018

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003. $0.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003: 6,550,843 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services Company.)

        Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

TABLE OF CONTENTS

Heading
PART I
Items 1. and 2.	BUSINESS AND PROPERTIES
General
Transmission System
Transportation Service
Storage/Processing
New Projects
Regulation
Competition
Employees
Relationships with Affiliates
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6.	(Omitted)
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Items 10-13.	(Omitted)
PART IV
Item 14	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

FORM 10-K

ANNUAL REPORT, 2002

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

General

        Questar Pipeline Company ("Questar Pipeline" or the "Company") is an interstate pipeline company whose core pipeline systems are located in the Rocky Mountain states of Utah, Wyoming, and Colorado. It also provides storage services in Utah and Wyoming. The Company is an affiliate of Questar Corporation ("Questar"), an integrated natural gas company. As a "natural gas company," the Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act of 1938, as amended.

        Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Through a subsidiary, the Company owns a pipeline system (Southern Trails) that extends from the San Juan Basin to Long Beach, California. The Company, through a subsidiary, also owns and operates a processing plant. The Company, through subsidiaries, owns Overthrust Pipeline Company ("Overthrust").

        Questar Pipeline is a wholly-owned subsidiary of Questar Regulated Services Company ("Regulated Services"), which is a wholly-owned subsidiary of Questar. Other entities within the Regulated Services group include Questar Gas Company ("Questar Gas"), a local distribution company, and Questar Energy Services, Inc. ("QES"), an entity created to market additional energy-related services and products. All Regulated Services companies are managed by a common group of officers, which increases administrative efficiency.

        The Company has significant business relationships with its affiliates, particularly Questar Gas. Questar Gas has reserved approximately 849,000 decatherms ("Dth") per day of firm transportation capacity on Questar Pipeline's transmission system to serve the needs of its 750,128 customers in Utah, southwestern Wyoming, and southeastern Idaho. (A Dth is the amount of heat energy equal to 10 therms or one million British thermal units ("Btu")). Questar Gas also contracts for additional capacity during the heating season and has an additional 50,000 Dth per day during December, January and February. Questar Gas has also contracted for firm storage capacity available at Clay Basin and has storage contracts at smaller peaking storage reservoirs. Through a subsidiary, Questar Pipeline has a processing plant that extracts carbon dioxide from gas volumes delivered to Questar Gas.

        Questar Pipeline transports natural gas owned by Questar Gas and produced from properties operated by Wexpro Company ("Wexpro"), another affiliate, as well as natural gas volumes purchased directly by Questar Gas from field producers and other suppliers. The Company also transports volumes that are produced by Questar Exploration and Production Company ("Questar E&P") and marketed by Questar Energy Trading Company ("Questar Energy Trading"), which are two affiliates in

Questar's Market Resources segment. The following diagram sets forth the corporate structure of the Company and certain affiliates:

        The major activities of Questar Pipeline are described in more detail below:

Transmission System

        The Company's core transmission system is strategically located in the Rocky Mountains near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple interconnections to other interstate pipeline systems, and access to major producing areas. Questar Pipeline's transmission system has connections with the pipeline systems of Colorado Interstate Gas Company ("CIG"); the middle segment of the

Trailblazer Pipeline System ("Trailblazer") owned by Wyoming Interstate Company, Ltd. ("WIC"); The Williams Companies Inc. ("Williams"); Kern River Gas Transmission Company ("Kern River"), and the TransColorado pipeline owned by Kinder Morgan, Inc. These connections have opened markets outside Questar Gas's service area for the Company and allow it to transport gas for others.

        The Company's core transmission system includes 1,978 miles of transmission lines that link various producers of natural gas with Questar Gas's distribution facilities in Utah and Wyoming and interconnect with other pipelines. (This total transmission mileage includes pipelines associated with the Company's storage fields and tap lines.) The system includes two major segments, often referred to as the northern and southern systems, which are linked together. The northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah; the southern segment of the transmission system extends from western Colorado to Payson, in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

        Questar Pipeline's Main Line 104 was operational throughout 2002. This 24-inch line extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah and to the Kern River pipeline near Elberta, Utah. Capacity on this line is fully subscribed.

        This mileage figure includes Overthrust Pipeline, which is 88 miles in length and begins in southwestern Wyoming. During late 2002, the Company acquired the remaining 10 percent interest in the partnership that was organized to construct, own, and operate this pipeline, which is the western-most segment in the Trailblazer pipeline system.

        The mileage figure, however, does not include the 488-mile eastern zone of Southern Trails system that became operational in 2002. This zone runs from the Blanco hub area in the San Juan Basin to multiple delivery points inside the California state line. Questar Pipeline, during 2002, also put the eastern segment of the Southern Trails pipeline system service. This segment runs from the Blanco hub area in San Juan Basin to multiple delivery points inside the California state line. Questar Pipeline completed the project of reconditioning the line, which was originally used as a liquids line, adding compressor stations, installing additional delivery and receipt points, and building a connection to the TransColorado pipeline. The segment's daily capacity of 80,000 Dth is fully subscribed under transportation contracts that will expire in 2007.

        Effective October 1, 2002, Questar Pipeline sold Questar TransColorado, Inc. ("QTC"), which was a wholly-owned subsidiary that had a 50 percent interest in the TransColorado pipeline project. The entity was sold to Kinder Morgan, Inc. and its affiliates (collectively "Kinder Morgan") for $105.5 million, after a lengthy and complex litigation with Kinder Morgan, its former partner. The parties negotiated the transaction after the trial court issued an order dated August 26, 2002, affirming QTC's contractual right to exercise its put to Kinder Morgan. The TransColorado pipeline is 292 miles in length, originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and ends at the Blanco hub in northwestern New Mexico.

        During 2002, the TransColorado pipeline had positive income for the first time in its four years of operation because the basis differentials for Rocky Mountain volumes were sufficient to motivate producers and marketing companies to incur additional transportation costs in order to move such volumes to pipeline connections in the San Juan Basin.

        The Kern River pipeline transports gas from Wyoming to the enhanced oil recovery projects in Kern County, California. A major expansion of Kern River is scheduled to be in service by mid-2003. The pipeline runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Questar Gas and Questar Pipeline by buying transportation service on Kern River. The connection between Main Line 104 and Kern River permits additional opportunities for producers and marketers to move gas to Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets.

        Questar Pipeline owns and operates a major compressor complex near Rock Springs, Wyoming, that compresses volumes of gas from the transmission system for delivery to WIC and to CIG. The complex has become a major delivery point on Questar Pipeline's system, with five of its major natural gas lines connected to the system at the complex. In addition, both of CIG's Wyoming pipelines and the WIC segment are connected to the complex.

        The Company's pipelines, compressor stations, regulator stations, and other transmission-related facilities are constructed on properties held under long-term easements, rights of way, or fee interests sufficient for the conduct of its business activities.

Transportation Service

        Questar Pipeline's largest single transportation customer is its affiliate, Questar Gas. During 2002, the Company transported 111.7 million decatherms ("MMdth") for Questar Gas, compared to 110.2 MMdth in 2001. These transportation volumes include Questar Gas's cost-of-service gas produced by Wexpro and volumes purchased by Questar Gas directly from field producers and other suppliers.

        The Company's primary transportation agreement with Questar Gas expires June 30, 2017. Questar Gas paid an annual reservation charge of approximately $52.4 million to the Company in 2002, which includes reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Questar Gas releases the capacity to others, primarily industrial transportation customers and marketing entities.

        The Company recovers approximately 96 percent of its transmission cost of service through reservation charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity. Consequently, the Company's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly affected by fluctuating demand based on the vagaries of weather or gas prices. The Company's revenues would vary with throughput if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

        The Company's total system throughput increased from 312.8 MMdth in 2001 to 362.9 MMdth in 2002. This throughput figure includes volumes transported for nonaffiliated customers, which increased from 195.6 MMdth in 2001 to 245.1 MMdth in 2002.

        Questar Pipeline's transmission system is an open-access system. The Company's tariff provisions require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. The Company does have opportunities for interruptible transportation services.

Storage/Processing

        Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a total capacity of 117.5 billion cubic feet ("Bcf") and a working gas capacity of 51.4 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times.

        Clay Basin's firm storage capacity is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.4 MMdth of working gas capacity at Clay Basin. Other large customers include Williams; Puget Sound Energy Company, which is a distribution utility in the state of Washington; and Duke Energy Trading and Marketing L.L.C. Storage service is important to distribution companies that need to match annual gas purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. Questar Pipeline offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to release their injection and withdrawal rights to other parties.

        The Company, during 2002, began offering a specified hub service known as "parking" and "loaning" at Clay Basin. Questar Pipeline's central location, connections to multiple lines and the accessibility of storage capacity enabled it to increase its revenues by offering this service.

        During 2002, Questar Pipeline did not proceed with developing a salt-cavern storage project located near Evanston, Wyoming, when it did not obtain sufficient market support in a low-price environment. The Company continued to evaluate the technical feasibility of the project.

        The Company also owns and operates three smaller storage reservoirs. These projects were developed specifically to serve Questar Gas's needs, and Questar Gas contracts 100 percent of their currently available working gas capacity. These small reservoirs are used primarily to supplement Questar Gas's gas supply needs on peak-demand days.

        Questar Pipeline's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to approval by the FERC.

        Through its subsidiary—Questar Transportation Services Company—Questar Pipeline also owns gathering lines and a processing plant near Price, Utah that removes carbon dioxide from coalbed methane gas in order to raise the Btu content enough to be safely and efficiently used in appliances in Questar Gas's service area.

New Projects

        Questar Pipeline has announced plans to build a 16-mile, 24-inch line that extends west from the Overthrust line to interconnect with the Company's system in 2003. The line will enhance the reliability of Questar Pipeline's northern system and will provide additional flexibility to move volumes on Overthrust. Questar Pipeline also plans to provide additional delivery capacity to the Kern River line through new and expanded connections in southwestern Wyoming.

        Marketing constraints and California regulators have prevented the Company from developing the 210-mile western segment of Southern Trails that runs from the California border to Long Beach. While redoubling efforts to pursue natural gas markets on the California portion of Southern Trails, Questar Pipeline is exploring other options, including sale or alternative uses, for the western segment.

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

        Questar Pipeline does not currently plan to file a general rate case in 2003. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

        Some of Questar Pipeline's customers have experienced credit problems as their debt ratings have been downgraded. Questar Pipeline has required these customers to provide additional security consistent with the terms of existing tariff provisions.

        Questar Pipeline and its affiliates in the Regulated Services group have actively opposed certain portions of the FERC's efforts to broaden the scope of its regulations that are currently limited to "marketing affiliates." The FERC issued a Notice of Proposed Rulemaking in September of 2001, in which it proposed rules that would require pipelines to comply with certain "nondiscriminatory" standards when dealing with "energy company affiliates," a term that was more broadly defined to include local distribution companies such as Questar Gas. At the current time, local distribution company affiliates, such as Questar Gas, that do not engage in unregulated gas sales are exempt from the FERC's standards. The Company believes that the current exemption should be continued. If adopted, the FERC's proposed rules would diminish the Company's operational efficiencies and increase its costs because QRS provides gas control, administrative, engineering, technical, accounting, legal, and regulatory services to both Questar Pipeline and Questar Gas.

        Questar Energy Trading and Questar Gas Management Company are marketing affiliates of Questar Pipeline. These entities do not share any officers or directors with Questar Pipeline. The Company requires its employees to deal with these entities as marketing affiliates.

        Under the Natural Gas Pipeline Safety Act of 1968, as amended, the Company is subject to the jurisdiction of the Department of Transportation ("DOT") with respect to safety requirements in the design, construction, operation and maintenance of its transmission and storage facilities. The new Pipeline Safety Improvement Act of 2002 imposes new requirements on Questar Pipeline. It tightens federal inspections and safety requirements and increases civil penalties that may be assessed by the Department of Transportation. The new safety requirements include integrity assessments of all interstate and intrastate pipelines located in high-density population areas. The Company also complies with the DOT's drug and alcohol testing regulations.

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

Competition

        Questar Pipeline intends to continue a strategy of concentrating on projects within its core area of operations in the Rocky Mountains. The Rocky Mountain area produces more gas volumes that it can use and lacks sufficient pipeline capacity to move such volumes outside the area. The Kern River expansion provides opportunities for Questar Pipeline to build additional lines and install additional delivery points for gas volumes to move to Kern River. Questar Pipeline has faced significant market risks, partner disputes, and regulatory complications when it has tried to extend its footprint to other areas, as illustrated with its involvement in the TransColorado pipeline project and the Southern Trails pipeline into California.

        The Company actively competes with other interstate pipelines for transportation volumes throughout the Rocky Mountain region. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated, low-cost transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline also has the Clay Basin storage facility, a storage reservoir that has been successfully operated since 1977, which has been expanded in response to interest from customers and is fully subscribed by firm-service customers under contracts that are generally long-term in nature.

Employees

        As of December 31, 2002, the Company and a wholly-owned subsidiary had 144 employees, compared to 145 employees as of year-end 2001. Regulated Services, the Company's parent, had 369 employees at year-end 2002, compared to 361 at year-end 2001, who perform specified services for Questar Pipeline and other members of the group. None of these employees is represented under collective bargaining agreements. The Company participates in the comprehensive benefit plans of Questar and pays the share of costs attributable to its employees covered by such plans. Questar Pipeline's employee relations are generally deemed to be satisfactory.

Relationships with Affiliates

        There are significant business relationships between the Company and its affiliates, particularly Questar Gas. Some of these relationships are described above. See Note 8 of the Consolidated Financial Statements included under Item 8 of this report for additional information concerning transactions between the Company and its affiliates.

        The Company obtains data processing and communication services from an affiliate, Questar InfoComm Inc. Regulated Services, the Company's parent, has employees who perform administrative, engineering, accounting, marketing, budget, tax, and legal services for all entities within it, including Questar Pipeline. Questar also provides certain administrative services—governmental affairs, financial, and audit—to the Company and other members of the consolidated group. A proportionate share of the costs associated with such services is directly billed or allocated to Questar Pipeline.

ITEM 3. LEGAL PROCEEDINGS.

        There are various legal proceedings pending against the Company. Although it is too early to estimate the outcome of the various cases filed against Questar Pipeline and its affiliates, management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position, operating results or liquidity. Significant cases are discussed below.

        Grynberg.    Questar Pipeline is involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case, United States ex rel. Grynberg v. Questar Corp., involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Company and its affiliates participate in a joint defense group that is attacking Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in Grynberg v. Questar Pipeline. This cased involved claims that several Questar defendants mismeasured the heating content of gas volumes attributable to Gynberg's working interest in specified wells located in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the Court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The Utah Supreme Court did rule that Grynberg was not collaterally estopped from presenting a contract termination issue that had previously been ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., is pending in a Wyoming federal district court against Questar Gas, as the successor to the named Questar Pipeline's interest in gas purchase contracts. This case involves some of the same allegations that were heard in an earlier case, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar Pipeline and several affiliates are among the numerous defendants in this case, which is currently named as Price v. Gas Pipelines, that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The defendants are opposing class certification and requesting dismissal for lack of personal jurisdiction against any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of its stockholder during the last quarter of 2002.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The Company, as the wholly-owned subsidiary of a reporting person under the Securities and Exchange Act of 1934 (the "Act"), is entitled to omit the information requested in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINALCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

        Questar Pipeline and its subsidiaries conduct interstate natural gas-transmission, storage, processing and gathering operations. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$93,007	$77,002	$72,547
Storage	37,673	37,828	37,711
Processing	6,241	7,543	6,763
Other	5,954	2,520	2,055

Total revenues	142,875	124,893	119,076
Operating expenses
Operating and maintenance	49,593	47,244	43,761
Depreciation and amortization	22,149	15,407	15,391
Other taxes	4,948	2,920	3,071

Total operating expenses	76,690	65,571	62,223

Operating income	$66,185	$59,322	$56,853

OPERATING STATISTICS
Natural gas-transportation volumes (Mdth)
For unaffiliated customers	245,119	195,610	158,604
For Questar Gas	111,692	110,259	108,183
For other affiliated customers	6,044	6,892	8,370

Total transportation	362,855	312,761	275,157

Transportation revenue (dth)	$0.26	$0.25	$0.26

Revenues

        Questar Pipeline reported higher revenues in 2002 when compared with 2001 due to increased transportation activities, a new park-and-loan storage service, and higher natural gas-gathering volumes. Questar Pipeline has expanded its transportation system in response to a growing regional energy-transportation demand. In November 2001, the company placed Main Line 104 into service. Main Line 104 has a capacity of 322,000 dth per day. In June 2002, the company placed into service the eastern zone of the Southern Trails Pipeline with a daily capacity of 80,000 dth. Service for both pipelines is fully subscribed. Transportation volumes increased 16% in 2002 over 2001, and approximately 94% of the volumes transported were under firm contracts. Questar Pipeline initiated a park-and-loan service at its Clay Basin storage facility in July 2002 that added revenues of $1.2 million. Gas-gathering revenues from Questar Transportation Services (QTS), a subsidiary of Questar Pipeline, increased $1.5 million. In June 2002, QTS placed the Huntington lateral into service. The Huntington lateral is a nonFERC jurisdictional gathering line in central Utah.

        As of December 31, 2002, approximately 84% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas continues to be Questar Pipeline's single largest transportation customer, accounting for 65% of the reservation charges in 2002. Questar Gas has reserved transportation capacity of 899,000 dth per day, including 50,000 dth per day winter peaking service. This represents 58% of the total reserved daily-transportation capacity as of December 31, 2002. A majority of Questar Gas's transportation contracts extend to 2017.

        Questar Pipeline's primary storage facility at Clay Basin is 100% subscribed under long-term contracts. A majority of the storage contracts have terms in excess of eight years. Questar Gas has contracted for 26% of firm-storage capacity for terms extending from 2008 to 2019.

        A QTS-owned processing plant removes carbon dioxide from a portion of the Questar Pipeline gas stream, including coal-seam gas produced in the Ferron area of central Utah. The plant is located on Questar Pipeline's southern system near Price, Utah. Questar Gas accounts for 95% of the plant's revenues.

Operating expenses

        Operating and maintenance expenses and depreciation expenses increased in 2002 compared with 2001 primarily because of the 12 months of operations of Main Line 104 and the startup of the eastern zone of the Southern Trails Pipeline. Higher operating and maintenance expenses included legal costs for defense in the TransColorado case, which also represented a significant increase in expenses in 2001 compared with 2000.

TransColorado litigation

        On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado and its 50% interest in the TransColorado Pipeline to Kinder Morgan. The sale was negotiated after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable. Questar TransColorado was a wholly owned subsidiary of Questar Pipeline.

Interest and other income

        Interest and other income was lower in 2002 when compared with 2001 because of an asset impairment and lower AFUDC (capitalized financing costs on construction projections). Questar Pipeline's interest in the TransColorado Pipeline was written down by $3 million in anticipation of the sale. AFUDC was $1.7 million lower in 2002 compared to 2001 and $2.5 million higher in 2001 compared to 2000.

Operations of unconsolidated affiliates

        The company's share of the TransColorado partnership's earnings was a pretax profit of $6.9 million in 2002 compared with a $2.2 million loss in 2001. The pipeline operated near capacity in the second and third quarters of 2002 as a result of the wide basis differentials between gas prices in the Rockies and the San Juan Basin. Earnings from the Overthrust Pipeline partnership were $860,000 in 2002, $1.1 million in 2001 and $1.2 million in 2000. In 2002, Questar Pipeline sold its interest in the TransColorado Pipeline and acquired the remaining interest in Overthrust Pipeline.

Debt expense

        Debt expense increased 42% in 2002 compared to 2001 because of higher short-term debt. In October 2002, Questar Pipeline used the $105.5 million proceeds from the sale of TransColorado to reduce short-term debt. Debt expense was 4% lower in 2001 compared to 2000 mainly from replacing higher rate debt with lower rate debt.

Income taxes

        The effective combined federal and state income tax rate was 35.4% in 2002, 37.1% in 2001 and 31.5% in 2000. The income tax rate in 2000 was below the federal statutory rate of 35% primarily due to a Colorado state income tax credit amounting to $3.2 million, derived from conducting business in a designated enterprise zone.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income	$32,608	$29,741	$29,825
Noncash adjustments to net income	48,005	29,460	30,821
Changes in operating assets and liabilities	(22,860)	15,162	6,545

Net cash provided from operating activities	$57,753	$74,363	$67,191

        Net cash provided from operating activities decreased 22% in 2002 compared with 2001 as a result of timing differences associated with payments to vendors. Net cash provided from operating activities increased 11% in 2001 compared with 2000 primarily due to the timing of payments associated with capital expenditures in 2001, partially offset by lower collections from customer accounts.

Investing Activities

        Following is a summary of capital expenditures for 2002, 2001 and a forecast for 2003 expenditures:

	Year Ended December 31,
	2003 Forecast	2002	2001
	(in thousands)
Transmission system	$31,800	$7,559	$103,218
Storage	1,700	12,200	9,389
Partnerships		5,448	104,701
Southern Trails Pipeline	4,500	63,630	32,418
Gathering and processing plant	100	3,918	6,523
General	9,800	2,343	454

	$47,900	$95,098	$256,703

        In 2002, a Questar Pipeline subsidiary completed construction on the eastern zone of the Southern Trails Pipeline, which extends 488 miles west from the Four Corners region to the California border for a total cost of $110 million.

Financing Activities

        In 2002, net cash provided from operating activities and borrowings from Questar funded capital expenditures. Questar Pipeline used the proceeds from asset sales to repay $100 million of floating rate debt borrowed for a 12-month period. Net cash provided from operating activities and a net increase in debt, enabled Questar Pipeline to fund record 2001 capital expenditures and pay dividends. Forecasted 2003 capital expenditures are expected to be financed from net cash flow provided from operations and borrowing from Questar.

        In 2001, Questar Pipeline issued 10-year medium-term notes for $100 million with a coupon rate of 7.09% and $80 million with a coupon rate of 6.57%. The funds were used to refinance debentures of $30 million at 9 7/8% and $85 million at 9 3/8% and to finance a portion of capital expenditures and partnership investments.

        Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. At December 31, Questar Pipeline owed Questar $74.8 million with an interest rate of 1.64% in 2002 and $18.3 million with an interest rate of 2.31% at 2001.

        At December 31, 2002, the company reported negative working capital of $65.7 million primarily as a result of short-term debt used to fund capital expenditures.

        In November 2002, Moody's downgraded debt ratings of Questar and subsidiaries one level after completing a review that began May 2, 2002. Moody's established an A2 senior unsecured debt rating for Questar Pipeline. Also, Moody's established a stable outlook for each Questar entity. A lower debt rating may increase the company's cost of debt; however, Moody's revised ratings are solidly investment grade. Standard & Poor's has assigned an A+ to the long-term debt issued by Questar Pipeline. Standard & Poor's has a negative outlook.

        Questar Pipeline's capital structure at year-end 2002 consisted of 55% long-term debt and 45% common shareholder's equity.

Critical Accounting Policies

        The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. Management believes that the following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

        Regulatory agencies establish rates for the storage and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows Statement of Financial Accounting Standard (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The Federal Energy Regulatory Commission (FERC) has approved the recording of regulatory assets and liabilities.

Group Depreciation

        Questar Pipeline uses group depreciation for the majority of their fixed assets. Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method has the typical impact of increasing depreciation expense from what would be recognized under the individual-asset method, and eliminating gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The FERC has approved the use of group depreciation.

New Accounting Standard

        SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. Recognition of abandonment costs for a majority of the gas transportation and storage properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. SFAS 143 is effective beginning January 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of the company's long-term debt is borrowed at fixed rates. As the need arises, the company borrows funds on a short-term basis with variable-interest rates.

Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "could," "expect," "intend," "project," "estimate," "anticipate," "believe," "forecast," or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

        Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

        Changes in general economic conditions;

        Changes in rate-regulatory policies;

        Rate of inflation and interest rates;

        Assumptions used in business combinations;

        Weather and other natural phenomena;

        The effect of environmental regulation;

        Changes in customers' credit ratings, including energy merchants;

        Competition from other forms of energy, other pipelines and storage facilities;

        The effect of accounting policies issued periodically by accounting standard-setting bodies;

        Adverse repercussion from terrorist attacks or acts of war;

        Adverse changes in the business or financial condition of the company; and

        Lower credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

Financial Statement Schedules:

        For the three years ended December 31, 2002

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors
Questar Pipeline Company

        We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP Ernst & Young LLP Salt Lake City, UT March 26, 2003

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
REVENUES
From unaffiliated customers	$66,275	$49,402	$42,500
From affiliates	76,600	75,491	76,576

TOTAL REVENUES	142,875	124,893	119,076
OPERATING EXPENSES
Operating and maintenance	49,593	47,244	43,761
Depreciation and amortization	22,149	15,407	15,391
Other taxes	4,948	2,920	3,071

TOTAL OPERATING EXPENSES	76,690	65,571	62,223

OPERATING INCOME	66,185	59,322	56,853
INTEREST AND OTHER INCOME	515	5,950	3,025
EARNINGS (LOSS) FROM OPERATIONS OF UNCONSOLIDATED AFFILIATES	7,800	(1,106)	1,220
DEBT EXPENSE	(23,995)	(16,908)	(17,584)

INCOME BEFORE INCOME TAXES	50,505	47,258	43,514
INCOME TAXES	17,897	17,517	13,689

NET INCOME	$32,608	$29,741	$29,825

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,153	$520
Accounts receivable	7,611	8,157
Accounts receivable from affiliates	2,169	1,524
Federal income taxes recoverable	3,392
Materials and supplies, at lower of average cost or market	2,153	2,328
Prepaid expenses and other	3,287	643

TOTAL CURRENT ASSETS	22,765	13,172
PROPERTY, PLANT AND EQUIPMENT
Transmission	611,997	438,143
Storage	227,691	222,823
Processing	34,691	24,849
General and intangible	46,729	49,801
Construction work in progress	99,730	145,632

	1,020,838	881,248
Less accumulated depreciation and amortization	316,433	256,755

NET PROPERTY, PLANT AND EQUIPMENT	704,405	624,493
INVESTMENT IN UNCONSOLIDATED AFFILIATES		121,099
OTHER ASSETS
Regulatory assets	14,101	14,823
Goodwill	4,058
Other noncurrent assets	5,283	4,286

TOTAL OTHER ASSETS	23,442	19,109

	$750,612	$777,873

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt		$100,000
Note payable to Questar	$74,800	18,300
Accounts payable and accrued expenses
Accounts and other payables	6,796	21,486
Accounts payable to affiliates	5,133	4,268
Federal income taxes		690
Other taxes		3,038
Interest	1,743	2,380

Total accounts payable and accrued expenses	13,672	31,862

TOTAL CURRENT LIABILITIES	88,472	150,162
LONG-TERM DEBT	310,058	310,065
DEFERRED INCOME TAXES	95,920	73,222
OTHER LIABILITIES	4,177	1,547
COMMITMENTS AND CONTINGENCIES
COMMON SHAREHOLDER'S EQUITY
Common stock—par value $1 per share; authorized 25,000,000 shares; issued and outstanding 6,550,843 shares	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	103,400	94,292

TOTAL COMMON SHAREHOLDER'S EQUITY	251,985	242,877

	$750,612	$777,873

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in thousands)
Balance at January 1, 2000	$6,551	$82,034	$78,726
2000 net income			29,825
Issuance of common equity		60,000
Cash dividends			(21,500)

Balance at December 31, 2000	6,551	142,034	87,051
2001 net income			29,741
Cash dividends			(22,500)

Balance at December 31, 2001	6,551	142,034	94,292
2002 net income			32,608
Cash dividends			(23,500)

Balance at December 31, 2002	$6,551	$142,034	$103,400

See notes to consolidated financial statements.

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net income	$32,608	$29,741	$29,825
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	23,116	16,605	16,516
Deferred income taxes	22,755	10,481	12,850
(Earnings) loss from unconsolidated affiliates, net of cash distributions	(984)	2,690	1,660
Net (gain) loss from sale of properties	162	(316)	(205)
Impairment of assets	2,956

	80,613	59,201	60,646
Changes in operating assets and liabilities
Accounts receivable	335	1,921	10,102
Materials and supplies	248	(1,409)	167
Prepaid expenses and other	(2,613)	1,191	1,305
Accounts payable and accrued expenses	(17,797)	19,139	(4,594)
Federal income taxes	(4,138)	755	(1,625)
Other assets	129	(2,681)	(3,994)
Other liabilities	976	(3,754)	5,184

NET CASH PROVIDED FROM OPERATING ACTIVITIES	57,753	74,363	67,191
INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(89,650)	(152,002)	(34,011)
Other investments	(5,448)	(104,701)	(9,024)

Total capital expenditures	(95,098)	(256,703)	(43,035)
Proceeds from (costs of) disposition of assets	107,978	(540)	(1,088)

NET CASH USED IN INVESTING ACTIVITIES	12,880	(257,243)	(44,123)
FINANCING ACTIVITIES
Issuance of common equity			60,000
Change in short-term debt	(100,000)	100,000
Change in note receivable from Questar		20,700	(19,600)
Change in note payable to Questar	56,500	18,300	(42,500)
Issuance of long-term debt		180,000
Repayment of long-term debt		(114,955)
Payment of dividends	(23,500)	(22,500)	(21,500)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(67,000)	181,545	(23,600)

Change in Cash and cash equivalents	3,633	(1,335)	(532)
Beginning Cash and cash equivalents	520	1,855	2,387

Ending Cash and cash equivalents	$4,153	$520	$1,855

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Accounting Policies

        Principles of Consolidation:    The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the Company or Questar Pipeline). The company is a wholly owned subsidiary of Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company and wholly owned subsidiary of Questar Corporation (Questar). Regulated Services was organized in 1996 and provides the administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (Questar Gas) and Questar Energy Services. Questar Pipeline provides storage and interstate gas transmission of natural gas. A subsidiary, Questar Transportation Services (QTS), operates a plant that removes excess carbon dioxide from a portion of Questar Pipeline's system and provides gathering services. Overthrust Pipeline Company, a subsidiary, operates the Overthrust Pipeline. Another subsidiary, Questar Southern Trails Pipeline Company (QSTP), purchased an oil pipeline and converted a portion of it to transport natural gas. QTS and QSTP are wholly owned subsidiaries of Questar Pipeline. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Regulatory Assets and Liabilities:    Questar Pipeline may be permitted to defer recognition of certain costs under regulatory accounting rules. Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The reacquired debt costs had a weighted average life of approximately 15 years as of December 31, 2002. The cost of the early retirement windows offered to employees is capitalized and amortized over a five-year period, which will conclude in 2005. The company has adopted procedures with the FERC to include under-and over-provided deferred taxes in customer rates on a systematic basis. Cumulative increases in deferred taxes are recorded as income taxes recoverable from customers. A liability has been recorded for postretirement medical costs allowed in rates that exceed actual costs.

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

        Revenue Recognition:    Revenues are recognized in the period that services are provided or products are delivered. While transportation and storage operations are influenced by weather conditions, the straight fixed-variable rate design, which allows recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. Questar Pipeline periodically collects revenues subject to possible refunds pending orders from the FERC. The company may establish reserves for revenues collected subject to refund.

        Cash and Cash Equivalents:    Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

        Property, Plant and Equipment:    Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates, which will systematically charge the costs of assets over their estimated useful lives. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on asset disposals are recorded as adjustments to accumulated depreciation. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, generally ranging from 3% to 33% per year and averaging 3.2% in 2002, 2.9% in 2001 and 3.2% in 2000.

        Test for Impairment of Long-Lived Assets:    Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standard (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. If an impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors including operating costs.

        Goodwill and Other Intangible Assets:    Intangible assets consist primarily of goodwill acquired through business combinations completed after June 2001. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, an impairment is indicated. The amount of the impairment is measured using a discounted-cash-flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors.

        Allowance for Funds Used During Construction:    The company capitalizes the cost of capital during the construction period of plant and equipment in accordance with FERC guidelines. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. Debt expense was reduced by $1.1 million in 2002, $3.7 million in 2001 and $3.3 million in 2000. AFUDC included in interest and other income amounted to $3.1 million in 2002, $4.8 million in 2001 and $2.3 million in 2000.

        Income Taxes:    The company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Questar Pipeline records tax benefits as they are generated. Deferred income taxes have been provided for temporary difference caused by the differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods.

        New Accounting Standard:    SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. Recognition of abandonment costs for a majority of the gas transportation and storage properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

        Reclassifications:    Certain reclassifications were made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

Note 2—Investment in Unconsolidated Affiliates

        Questar Pipeline, indirectly through subsidiaries, had interests in businesses accounted for on the equity basis. TransColorado and Overthrust conducted transportation activities. On October 20, 2002, Questar Pipeline sold Questar TransColorado, Inc., the company owning Questar's interest in the TransColorado Pipeline, to Kinder Morgan, Inc. and affiliates for $105.5 million, effective October 1, 2002. In 2002, Questar Pipeline and affiliates acquired the final 28% partnership interest in the Overthrust Pipeline Company (Overthrust) for $5.4 million. Accounting for Overthrust was changed from an unconsolidated affiliate to full consolidation as a result of acquiring controlling interest. The purchase included $4.1 million of goodwill.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Transportation partnerships
Revenues	$24,992	$16,164	$11,770
Operating income (loss)	14,732	(4,805)	(7,949)
Income (loss) before income taxes	14,791	(13,606)	(20,764)
Current assets, at end of period		13,315	4,927
Noncurrent assets, at end of period		301,431	315,825
Current liabilities, at end of period		5,146	208,402
Noncurrent liabilities, at end of period		13,662	9,940
Debt (included in current liabilities)			200,000

Note 3—Regulatory assets and Liabilities

        In addition to purchased-gas adjustments, the company has other regulatory assets and liabilities. The regulated entities recover these costs but do not receive a return on these assets. A list of regulatory assets at December 31 follows:

	2002	2001
	(in thousands)
Cost of reacquired debt	$8,245	$8,828
Income taxes recoverable from customers	4,222	4,259
Early retirement costs	1,197	1,332
Other	437	390

	$14,101	$14,827

        The company has accrued a regulatory liability for the collection allowed in rates of postretirement medical costs, which were in excess of actual charges. As of December 31, this balance was $2.8 million in 2002 and $2.2 million in 2001. Questar Pipeline has a regulatory liability for a refund of income taxes to customers amounting to $1.6 million. The balance will be refunded to customers through 2016.

        Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $74.8 million at December 31, 2002 with an interest rate of 1.64% and $18.3 million with an interest rate of 2.31% at December 31, 2001.

        In November 2002, the company used the proceeds from the sale of TransColorado to repay $100 million that was borrowed on October 12, 2001. Questar Pipeline borrowed $100 million of short-term debt with a variable rate of interest and used the proceeds to repay through a wholly-owned subsidiary, Questar TransColorado, Inc. (QTC), debt owed by TransColorado Gas Transmission Company (TransColorado).

        Questar Pipeline's long-term debt of $310.4 million consists of medium-term notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. There are no maturities of long-term debt for the five years following December 31, 2002 and no long-term debt provisions restricting the payment of dividends.

        In 2001, Questar Pipeline issued 10-year medium-term notes for $100 million with a coupon rate of 7.09% and $80 million with a coupon rate of 6.57%. The funds were used to refinance debentures of $30 million at 9 7/8% and $85 million at 9 3/8% and to finance a portion of capital expenditures and partnership investments.

        Cash paid for interest was $24.9 million in 2002, $19.1 million in 2001 and $20.4 million in 2000.

Note 4—Financial Instruments and Risk Management

        The carrying amounts and estimated fair values of the company's financial instruments at December 31 were as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Financial assets
Cash and cash equivalents	$4,153	$4,153	$520	$520
Financial liabilities
Notes payable to Questar	$74,800	$74,800	$18,300	$18,300
Short-term debt			100,000	100,000
Long-term debt	310,058	349,480	310,065	309,272

        The company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents and short-term loans—the carrying amount approximates fair value; (2) Long-term debt—the fair value of long-term debt is based on discounted present value of cash flows using the company's current borrowing rates. Fair value is calculated at a point in time and does not represent the amount the company would pay to retire the debt securities.

        Credit Risk:    Questar Pipeline's primary market is the Rocky Mountain and southwest regions of the United States. The company's exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The company's customers may be affected differently by changing conditions. Management believes that its credit-review procedures, letters of credit required from certain customers, and collection procedures have adequately provided for usual and customary credit-related losses.

Note 5—Income Taxes

        The components of income taxes for years ended December 31 were as follows:

	2002	2001	2000
	(in thousands)
Federal
Current	$(124)	$6,523	$604
Deferred	17,570	9,290	15,230
State
Current	(2,703)	476	222
Deferred	3,154	1,228	(2,367)

	$17,897	$17,517	$13,689

        The difference between the statutory federal income tax rate and the company's effective income tax rate is explained as follows:

	2002	2001	2000
	(In Percentages)
Federal income taxes at 35%	35.0	35.0	35.0
Increase (decrease) as a result of:
State income taxes, net of federal income tax	0.6	2.4	(3.2)
Other	(0.2)	(0.3)	(0.3)

Effective income tax rate	35.4	37.1	31.5

        Significant components of the company's deferred income taxes at December 31 were as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$96,366	$72,239
Employee benefits and compensation costs	1,911	983

Total deferred tax liabilities	98,277	73,222
Deferred tax assets
Tax credits carried forward	2,357	—

Net deferred income taxes—noncurrent	$95,920	$73,222

        Cash paid for income taxes was $4.9 million in 2002, $5.3 million in 2001 and $1.8 million in 2000.

Note 6—Litigation and Commitments

        Grynberg.    Questar defendants are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case involves claims filed by Grynberg under the federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industrywide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The

Questar defendants participate in a joint defense group that is challenging Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in a second Grynberg case. The case involves claims that several Questar entities mismeasured the heating content of gas volumes attributable to Grynberg's working interest in specified wells in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The court also ruled that Grynberg was not collaterally estopped from presenting a contract termination issue that had been previously ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case is pending in a Wyoming federal district court against several Questar defendants, including Questar Pipeline. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by Questar Gas dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar E&P, Questar Gas Management, Wexpro Co., Questar Gas and Questar Pipeline are among the numerous defendants in a case filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors rather than on behalf of the federal government. The numerous defendants are opposing class certification and are requesting dismissal for lack of personal jurisdiction of any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

Other Legal Proceedings

        There are various other legal proceedings against Questar Pipeline. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the company's results of operations, financial position or liquidity.

Note 7—Employment Benefits

        Pension Plan:    Substantially all of Questar Pipeline's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $1.3 million in 2002, $1.2 million in 2001 and $.4 million in 2000.

        Questar Pipeline's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the company's pension obligations. If the company were to withdraw from the pension plan, the pension obligation for the company's employees would be retained by the pension plan. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postretirement Benefits Other Than Pensions:    Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The company is amortizing its transition obligation over a 20-year period, which began in 1992. The company relies on a third-party consultant to calculate the projected benefit obligation. Earnings on investments exceeded costs by $.2 million in 2002, $.3 million in 2001 and $.4 million in 2000.

        The company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the company's obligations. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postemployment Benefits:    The company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The company accrues both current and future costs. Questar Pipeline's postemployment liability at December 31 was $.3 million in 2002 and 2001.

        Employee Investment Plan:    Questar Pipeline participates in Questar's Employee Investment Plan which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The company's expense equals its matching contribution. The company's expense amounted to $.4 million, $.4 million and $.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 8—Related-Party Transactions

        Regulated Services provides administrative, technical, accounting, legal and regulatory support to Questar Pipeline at its cost. Regulated Services also obtains data processing and communication services from an affiliate, Questar InfoComm Inc., which are allocated to Questar Pipeline. Regulated Services charged Questar Pipeline $19.4 million in 2002, $21 million in 2001, and $18.8 million in 2000. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on several methods based on the nature of the charges. Management believes that the allocation methods are reasonable.

        Questar Pipeline receives a substantial portion of its revenues from Questar Gas Company. Revenues received from Questar Gas amounted to $73.2 million in 2002, $72.9 million in 2001 and $73.7 million in 2000. The company also received revenues from other affiliated companies totaling $3.4 million in 2002, $2.6 million in 2001 and $2.8 million in 2000.

        Questar performs certain administrative functions for Questar Pipeline. The company was charged for its allocated portion of these services that totaled $2.0 million in 2002, $2.6 million in 2001 and $3 million in 2000. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

        Questar InfoComm Inc. is an affiliated company that provides data processing and communication services to Questar Pipeline. Direct charges paid by the company to Questar InfoComm amounted to $7.2 million in 2002, $4.3 million in 2001 and $9 million in 2000.

        Questar Pipeline has a 10-year lease with an option for renewal with an affiliate for some space in an office building located in Salt Lake City, Utah. Rent expense was $.7 million, $.7 million and $.6 million in 2002, 2001, and 2000, respectively. The annual lease payment for each of the five years following 2002 is $.7 million.

        The company incurred debt expense payable to Questar of $1.1 million in 2002, $.3 million in 2001 and $.8 million in 2000 and received interest income amounting to $.7 million in 2001 and $.2 million in 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

PART III

        The Company, as the wholly-owned subsidiary of a reporting company under the Act, as amended, is entitled to omit all information requested in Part III (Items 10-13).

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)(3)Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.	Description
2.*(1)	Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102 filed February 27, 1985.)
3.*	Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)
3.3.*	Bylaws (as amended on August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 1992.)
4.1.*(2)	Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)
10.1*	Agreement for the Transfer of Assets between Questar Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)
10.2*(3)
Asset Purchase Agreement dated October 23, 1998, between Questar Line 90 Company, a wholly-owned subsidiary, and ARCO Pipeline Company. (Exhibit No. 10.5. to Form 10-Q Report for quarter ended September 30, 1998.)
10.3*
Purchase Agreement dated October 20, 2002, by and among Kinder Morgan, Inc., KN TransColorado, Inc. and KN Interstate Gas Transmission Company, and Questar TransColorado, Inc., Questar Pipeline Company, and Questar Corporation. (Exhibit No. 10.1. to Current Report on form 8-K dated October 20, 2002.)
12.	Ratio of earnings to fixed charges.
21.	Subsidiary Information.
24.	Power of Attorney.
99.	Certification of D. N. Rose and S. E. Parks.

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

        (b)  The Company filed a Current Report on Form 8-K dated October 20, 2002, announcing the execution of an agreement to sell QTC to Kinder Morgan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

QUESTAR PIPELINE COMPANY (Registrant)
By	/s/D. N. ROSE D. N. Rose President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/D. N. ROSE D. N. Rose	President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ S. E. PARKS S. E. Parks	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/D. M. CURTIS D. M. Curtis	Vice President and Controller (Principal Accounting Officer)
*R. D. Cash *Teresa Beck *U. Edwin Garrison *Gary G. Michael *K. O. Rattie *D. N. Rose	Chairman of the Board; Director Director Director Director Director Director

March 27, 2003 Date	*By	/s/ D. N. ROSE D. N. Rose, Attorney in Fact

CERTIFICATION

I, D. N. Rose, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Pipeline Company;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 Date	By:	/s/ D. N. Rose D. N. Rose President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Pipeline Company;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 Date	By:	/s/ S. E. Parks S. E. Parks Vice President, Treasurer, and Chief Financial Officer