Form 10-Q
period 2003-03-31
QUESTAR PIPELINE CO
filed 2003-05-14
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003

Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

	(In Thousands)

REVENUES	$ 38,475	$ 33,487	$ 147,863	$ 127,345

OPERATING EXPENSES
Operating and maintenance	12,625	12,051	50,167	48,158
Depreciation	6,082	4,845	23,386	16,186
Other taxes	1,483	850	5,581	2,974

TOTAL OPERATING EXPENSES	20,190	17,746	79,134	67,318

OPERATING INCOME	18,285	15,741	68,729	60,027

INTEREST AND OTHER INCOME (LOSS)	116	1,081	(450)	5,761

INCOME (LOSS) FROM OPERATIONS OF
UNCONSOLIDATED AFFILIATES		222	7,578	(949)

DEBT EXPENSE	(5,712)	(5,677)	(24,030)	(18,316)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	12,689	11,367	51,827	46,523

INCOME TAXES	4,636	3,950	18,583	17,022

INCOME BEFORE CUMULATIVE EFFECT	8,053	7,417	33,244	29,501

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78	(133)		(133)

NET INCOME	$ 7,920	$ 7,417	$ 33,111	$ 29,501

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 6,406	$ -	$ 4,153
Accounts receivable	6,494	8,691	9,780
Federal income taxes recoverable	-	-	3,392
Inventories - materials and supplies, at
lower of average cost or market	2,234	1,993	2,153
Prepaid expenses and other	2,202	639	3,287

Total current assets	17,336	11,323	22,765

Property, plant and equipment	1,024,825	903,687	1,020,838
Less accumulated depreciation	322,422	261,724	316,433

Net property, plant and equipment	702,403	641,963	704,405

Goodwill	4,058	-	4,058
Investment in unconsolidated affiliates		124,853	-
Regulatory and other assets	16,785	16,339	19,384

	$ 740,582	$ 794,478	$ 750,612

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks outstanding in excess of
cash balances	$ -	$ 522	$ -
Short-term debt		100,000
Notes payable to Questar Corp.	61,000	40,300	74,800
Accounts payable and accrued expenses	13,956	23,778	13,672

Total current liabilities	74,956	164,600	88,472

Long-term debt	310,063	310,034	310,058
Deferred income taxes	98,385	75,128	95,920
Other liabilities	3,148	297	4,177

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	105,445	95,834	103,400

Total common shareholder's equity	254,030	244,419	251,985

	$ 740,582	$ 794,478	$ 750,612

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended
	March 31,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 7,920	$ 7,417
Depreciation	6,422	5,108
Deferred income taxes	2,543	1,906
Income from unconsolidated affiliates, net of cash distributions		(106)
Net gain from selling assets	(99)	(4)
Cumulative effect of accounting change	133

	16,919	14,321

Change in operating assets and liabilities	9,290	(5,266)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	26,209	9,055

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(3,465)	(23,194)
Investment in unconsolidated affiliates		(3,648)

Total capital expenditures	(3,465)	(26,842)
Proceeds from (cost of) disposition of assets	(816)	620

NET CASH USED IN INVESTING ACTIVITIES	(4,281)	(26,222)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances		522
Change in notes payable to Questar Corp.	(13,800)	22,000
Payment of dividends	(5,875)	(5,875)

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(19,675)	16,647

Decrease in cash and cash equivalents	2,253	(520)
Beginning cash and cash equivalents	4,153	520

Ending cash and cash equivalents	$ 6,406	$ -

See notes to the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and twelve-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The straight fixed-variable rate design, which allows for recovery of all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - New Accounting Standard

On January 1, 2003, Questar Pipeline adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations." As a result, the Company recorded a $133,000 after tax charge for the cumulative effect of this accounting change and a $238,000 long-term asset retirement obligation (liability). SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 did not apply to a majority of the Company's long-lived assets due to lack of a legal obligation to abandon the assets or to an indefinite abandonment date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. Ongoing accretion and depreciation expenses associated with SFAS 143 are insignificant.

Note 3 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
March 31, 2003 (Unaudited)
Operating Results

Following is a summary of financial and operating information for the Company:

Questar Pipeline and its subsidiaries conduct interstate natural gas transmission, storage, processing and gathering operations. Following is a summary of financial results and operating information.

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$18,136	$12,502	$ 71,909	$ 51,062
From affiliates	20,339	20,985	75,954	76,283

Total revenues	$38,475	$33,487	$147,863	$127,345

Operating income	$18,285	$15,741	$ 68,729	$ 60,027

Income before cumulative effect	$ 8,053	$ 7,417	$ 33,244	$ 29,501
Cumulative effect of accounting change	(133)		(133)

Net Income	$ 7,920	$ 7,417	$ 33,111	$ 29,501

OPERATING STATISTICS
Natural gas transportation volumes (in MDth)
For unaffiliated customers	65,516	52,452	258,183	205,628
For Questar Gas	39,532	51,345	99,879	122,918
For other affiliated customers	3,677	553	9,168	5,534

Total transportation	108,725	104,350	367,230	334,080

Transportation revenue (per Dth)	$ 0.23	$ 0.21	$ 0.27	$ 0.24

Revenues

Revenues were higher in the 3- and 12-month periods of 2003 compared with the 2002 periods, primarily due to increased demand charges for gas transportation services. Questar Pipeline's total transportation volumes grew 4% in the first quarter and 10% in the trailing 12 months. The Company's eastern zone of the Questar Southern Trails Pipeline commenced operations mid-year 2002 and the pipeline's 80,000 Dth daily capacity is fully subscribed. Total firm daily demand was 1,519,000 Dth in the first quarter of 2003 compared with 1,410,000 Dth in the first quarter of 2002. Revenues for the 12 months ended March 31, 2003, increased 16% primarily as a result of increased demand charges for transportation, implementation of a park-and-loan storage service started in 2002, and an increase in gas-gathering revenue related to the startup of a new non-jurisdiction pipeline.

Expenses

Operating and maintenance expenses increased 5% and other taxes (primarily property taxes) increased 74% in the first quarter of 2003 over the 2002 quarter as a result of the start-up of the eastern zone of Questar Southern Trails Pipeline and the consolidation of the operations of Overthrust Pipeline. Higher pension and other long-term employee-benefit costs in the 2003 periods were offset by lower legal fees. Questar Pipeline benefited from lower legal expenses due to the settlement of TransColorado Pipeline litigation in October 2002. Depreciation expense was higher in the 2003 periods compared with the 2002 periods as a result of capital investments and initiating service in new pipelines.

Other income, debt expense and income taxes

Interest and other income was lower in the 2003 periods due to less capitalization of financing costs (AFUDC) following the commencement of service on the eastern segment of Questar Southern Trails Pipeline. A $3 million charge to reduce an asset to net realizable value is included in the 12 months ended March 31, 2003. Earnings from unconsolidated affiliates included Questar Pipeline's shares, through affiliates, of TransColorado Pipeline and Overthrust Pipeline prior to the first quarter of 2003. In the fourth quarter of 2002, TransColorado was sold and Overthrust Pipeline became a wholly owned subsidiary. Debt expense was higher in the 2003 periods as a result of less capitalization of AFUDC. The effective income tax rate was 36.5% and 34.7% in the first quarters of 2003 and 2002, respectively.

Cumulative effect for change in accounting method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations and recorded a cumulative effect that reduced net income by $133,000. Ongoing accretion and depreciation expenses associated with SFAS 143 are insignificant.

Liquidity and Capital Resources

Operating activities

Net cash provided from operating activities of $26.2 million in the first quarter of 2003 was $17.2 million more than the amount reported for the same period of 2002 due to higher net income and timing differences, primarily accounts payable and accrued expenses.

Investing activities

Capital expenditures were $3.5 million in the first quarter of 2003, which was $23.4 million less than was reported in the first quarter of 2002 because of the 2002 completion of pipeline projects. The forecast for 2003 is $47.8 million.

Financing activities

Net cash flow provided from operating activities was used to fund first quarter capital expenditures, pay a cash dividend and repay $13.8 million of debt. Forecasted capital expenditures for 2003 are expected to be financed with the proceeds from net cash provided from operating activities and debt from Questar.

Western zone of Questar Southern Trails Pipeline

The western zone that runs from the California-Arizona border to Long Beach, California is idle. Questar Pipeline is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service. The Company is also considering selling this pipeline, and has received non-binding indications of interest from several interested parties. Questar Pipeline's investment in the western zone is approximately $52 million.

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

Part II OTHER INFORMATION

Item 5. Other Information.

          D. N. Rose, age 58, resigned as a director of Questar Pipeline Company ("Questar Pipeline" or the "Company") effective May 1, 2003, concurrently with his retirement as an employee and resignation as the Company's President and Chief Executive Officer. Mr. Rose had served as a director of Questar Pipeline since May of 1996 and as its President and Chief Executive Officer since March of 1997.

          As previously announced, Alan K. Allred, age 52, was appointed to succeed Mr. Rose as the Company's President and Chief Executive Officer. During his 25 years of service with Questar Pipeline and its affiliates, Mr. Allred has served in a number of key leadership roles including Manager of Regulatory Affairs (October 1997 to November 2000), Vice President, Business Development (November 2000 to March 2002), Senior Vice President (March 2002 to November 2002,) and Executive Vice President and Chief Operating Officer (November 2002 to May 2003). He will also be elected to serve as a director of the Company at its annual meeting scheduled for May 20, 2003.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

99.1.	Certification of A. K. Allred and S. E. Parks

b. Questar Pipeline did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY (Registrant)

May 14, 2003	/s/A. K. Allred

A. K. Allred President and Chief Executive Officer

May 14, 2003	/s/S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, A. K. Allred, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

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

May 14, 2003	By: /s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

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

May 14, 2003	By: /s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

99.1.	Certification of A. K. Allred and S. E. Parks

Exhibit 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Pipeline Company (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), A. K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

May 14, 2003	/s/ A. K. Allred

A. K. Allred President and Chief Executive Officer

May 14, 2003	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

          A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

          This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.