Form 10-Q
period 2003-06-30
QUESTAR PIPELINE CO
filed 2003-08-13
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003

Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

(In Thousands)

REVENUES	$ 38,811	$ 33,234	$ 77,286	$ 66,721	$ 153,440	$ 129,667

OPERATING EXPENSES
Operating and maintenance	13,219	12,329	25,844	24,380	51,057	49,416
Depreciation	6,624	4,811	12,706	9,656	25,199	16,839
Other taxes	1,678	1,127	3,161	1,977	6,132	3,322

TOTAL OPERATING EXPENSES	21,521	18,267	41,711	36,013	82,388	69,577

OPERATING INCOME	17,290	14,967	35,575	30,708	71,052	60,090

INTEREST AND OTHER INCOME (LOSS)	108	1,154	224	2,235	(1,496)	5,444

INCOME FROM OPERATIONS OF
UNCONSOLIDATED AFFILIATES	2,439	2,661	5,139	2,875

DEBT EXPENSE	(5,674)	(5,954)	(11,386)	(11,631)	(23,750)	(20,224)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	11,724	12,606	24,413	23,973	50,945	48,185

INCOME TAXES	4,382	4,737	9,018	8,687	18,228	17,666

INCOME BEFORE CUMULATIVE EFFECT	7,342	7,869	15,395	15,286	32,717	30,519

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78	(133)	(133)

NET INCOME	$ 7,342	$ 7,869	$ 15,262	$ 15,286	$ 32,584	$ 30,519

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30	December 31,
2003	2002	2002
(Unaudited)

(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 4,411	$ 5,165	$ 4,153
Accounts receivable	8,220	5,931	9,780
Federal income taxes recoverable	3,392
Inventories - materials and supplies, at
lower of average cost or market	4,050	2,242	2,153
Prepaid expenses and other	1,213	538	3,287

Total current assets	17,894	13,876	22,765

Property, plant and equipment	1,027,812	938,662	1,020,838
Less accumulated depreciation	325,873	258,764	316,433

Net property, plant and equipment	701,939	679,898	704,405

Goodwill	4,058	4,058
Investment in unconsolidated affiliates	120,592
Regulatory and other assets	15,368	17,175	19,384

$ 739,259	$ 831,541	$ 750,612

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term debt	$ 100,000
Notes payable to Questar Corp.	$ 60,300	78,400	$ 74,800
Accounts payable and accrued expenses	10,966	18,821	13,672

Total current liabilities	71,266	197,221	88,472

Long-term debt	310,068	310,038	310,058
Deferred income taxes	101,476	77,869	95,920
Other liabilities	952	4,177

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	106,912	97,828	103,400

Total common shareholder's equity	255,497	246,413	251,985

$ 739,259	$ 831,541	$ 750,612

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

6 Months Ended
June 30,
2003	2002

(In Thousands)
OPERATING ACTIVITIES
Net income	$ 15,262	$ 15,286
Depreciation	13,322	10,166
Deferred income taxes	5,634	4,647
Income from unconsolidated affiliates,
net of cash distributions	4,155
Net (gain) loss from selling assets	(182)	138
Cumulative effect of change in accounting	133

34,169	34,392
Change in operating assets and liabilities	2,973	(8,740)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	37,142	25,652

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(8,948)	(62,744)
Investment in unconsolidated affiliates	(3,648)

Total capital expenditures	(8,948)	(66,392)
Cost of disposition of assets	(1,686)	(2,965)

NET CASH USED IN INVESTING ACTIVITIES	(10,634)	(69,357)

FINANCING ACTIVITIES
Change in notes payable to Questar Corp.	(14,500)	60,100
Payment of dividends	(11,750)	(11,750)

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(26,250)	48,350

Change in cash and cash equivalents	258	4,645
Beginning cash and cash equivalents	4,153	520

Ending cash and cash equivalents	$ 4,411	$ 5,165

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-, six- and twelve-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The straight-fixed variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. For further information refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Questar Pipeline Company (Questar Pipeline or the Company).

Note 2 - New Accounting Standard

On January 1, 2003, Questar Pipeline adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations." As a result, the Company recorded a $133,000 after tax charge for the cumulative effect of this accounting change and a $238,000 long-term asset retirement obligation. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 did not apply to a majority of the Company's long-lived assets due to lack of a legal obligation to abandon the assets or to an indeterminate abandonment date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

The asset retirement obligation (liability) is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired.

Note 3 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 2003
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$ 19,504	$ 14,338	$ 37,640	$ 26,840	$ 77,075	$ 53,148
From affiliates	19,307	18,896	39,646	39,881	76,365	76,519

Total revenues	$ 38,811	$ 33,234	$ 77,286	$ 66,721	$ 153,440	$ 129,667

Operating income	$ 17,290	$ 14,967	$ 35,575	$ 30,708	$ 71,052	$ 60,090

Income before cumulative effect	$ 7,342	$ 7,869	$ 15,395	$ 15,286	$ 32,717	$ 30,519
Cumulative effect of accounting change	(133)	(133)

Net income	$ 7,342	$ 7,869	$ 15,262	$ 15,286	$ 32,584	$ 30,519

OPERATING STATISTICS
Natural gas transportation volumes (In MDth)
For unaffiliated customers	61,880	55,794	127,396	108,246	264,269	213,850
For Questar Gas	26,188	25,922	65,720	77,267	100,145	123,094
For other affiliated customers	5,526	744	9,203	1,297	13,950	6,184

Total transportation	93,594	82,460	202,319	186,810	378,364	343,128

Transportation revenue (per Dth)	$ 0.27	$ 0.26	$ 0.25	$ 0.23	$ 0.26	$ 0.24

Revenues

Revenues were higher in the 2003 periods compared with the 2002 periods due primarily to increased transportation capacity and accompanying contracted service. Questar Pipeline's total transportation volumes for the second quarter, first half and 12 months ended June 30, 2003 were higher than the volumes reported in the corresponding periods of 2002. Total firm daily demand was 1,518,000 Dth in the first half of 2003 compared with 1,385,000 Dth in the first half of 2002. Higher volumes were primarily the result of the startup of the eastern segment of the Questar Southern Trails pipeline mid-year 2002. The eastern segment of Southern Trails has a capacity of 80,000 Dth daily, which is full-contracted through 2006. The Company expanded its transportation service to the Kern River pipeline beginning in May 2003. Deliveries increased by an average of 155,000 Dth per day. Deliveries, transported on Overthrust pipeline, accounted for about 55% of the increase. Kern River pipeline is owned by MidAmerican Energy.

Other increases in 2003 revenues were the result of a new park and loan storage service started in 2002, increased gas gathering volumes, and higher selling prices for natural gas liquids extracted from the gas stream.

Expenses

The impact on earnings from higher revenues was offset by higher operating expenses. Questar Pipeline, in the second quarter and first half of 2003 compared with the 2002 periods, because of pipeline expansion, higher costs for employee benefits, less capitalization of labor because of reduced construction activity and increased insurance and pipeline inspection costs. Questar Pipeline, through its subsidiaries, has not yet realized the full benefit of consolidating Overthrust Pipeline because of a lag in revenues between the expiring old transportation contracts and the sale of replacement capacity. AFUDC, the capitalization of financing costs as a part of project costs, was significantly lower in 2003. AFUDC is a component of interest and other income on the income statement. The higher level of investment in pipeline projects of past years resulted in higher depreciation expenses and property taxes in the 2003 periods.

Lower debt and legal expenses in 2002 were primarily the result of the resolution of the TransColorado lawsuit and the sale of the company's 50% interest in TransColorado in the fourth quarter of 2002.

Other income, debt expense and income taxes

Interest and other income was lower in the 2003 periods due to less capitalization of financing costs (AFUDC) resulting from the commencement of service on the eastern segment of the Questar Southern Trails pipeline. A $3 million charge to reduce an asset to net realizable value is included in the 12 months ended June 30, 2003. Earnings from unconsolidated affiliates included the Company's proportionate shares of the TransColorado pipeline and the Overthrust pipeline. In the fourth quarter of 2002, TransColorado was sold and the Ovethrust Pipeline became wholly owned. Lower debt balances and lower variable interest rates resulted in decreased debt expenses in the three- and six-months ended June 30, 2003 compared with the same period of 2002. The effective income tax rate for the first half was 36.9% and 36.2% in 2003 and 2002, respectively.

Cumulative Effect of Change in Accounting Method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $133,000. The ongoing accretion and depreciation expenses associated with SFAS 143 are insignificant.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $37.1 million in the first half of 2003 was $11.5 million more than the amount reported for the same period of 2002 due to timing differences, primarily in accounts payable and accrued expenses.

Investing Activities

Capital expenditures were $8.9 million in the first half of 2003, which was $57.4 million less than was reported in the first half of 2002 because of the 2002 completion of pipeline projects. The forecast for 2003 is $41.5 million.

Financing Activities

Net cash flow provided from operating activities was used to fund first half capital expenditures, pay cash dividends and repay $14.5 million of debt. Forecasted capital expenditures for 2003 are expected to be financed with the proceeds from net cash provided from operating activities and debt from Questar.

OTHER INFORMATION

Western Segment of Questar Southern Trails Pipeline

The Company has thus far been unsuccessful in its efforts to secure long-term contracts required to place the western segment of the Southern Trails pipeline into service. The western segment extends from the California-Arizona border to Long Beach, California. In June 2003, the Company requested and received prompt FERC approval of an 18-month extension of its construction certificate for this pipeline. Questar Southern Trails Pipeline, a subsidiary of Questar Pipeline, is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service. The Company is also considering selling this pipeline, and has received non-binding offers from several interested parties. A decision to place in-service or sell the pipeline is expected by the end of 2003. Questar Southern Trails Pipeline's investment in the western segment is approximately $52 million.

FERC - Notice of Proposed Rulemaking (NOPR)

The FERC issued a NOPR on Quarterly Financial Reporting and Revision to the Annual Reports. The NOPR, among other issues, requires a new quarterly filing of financial statements matching the deadlines imposed by the SEC. The FERC has not previously required quarterly statements.

FERC - Rule on Affiliate Relations

The FERC is expected to issue final rules requiring pipelines to comply with certain "nondiscriminatory" standards when dealing with energy company affiliates including local distribution companies. At the current time, local distribution companies (LDCs) such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Pipeline believes that the current exemption should be continued, but the FERC has not yet made a decision on whether affiliate rules should be expanded to include gas LDCs such as Questar Gas. A FERC decision to extend energy affiliate rules to include LDCs could have adverse consequences for Questar. Questar Pipeline and Questar Gas realize significant cost savings by sharing the cost of administrative, engineering, gas control, technical, accounting, legal, and other regulatory services.

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

       Adverse changes in the business or financial condition of the company; and

       Lower credit ratings.

Item 4. Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         On May 20, 2002, Questar Pipeline Company (Questar Pipeline or the Company) held its annual meeting. The following individuals were elected to serve one-year terms as directors: Alan K. Allred, Teresa Beck, L. Richard Flury, Gary G. Michael, and Keith O. Rattie. Mr. Allred, who was elected to serve as the Company's President and Chief Executive Officer as of May 1, 2003, was elected to replace his predecessor, D. N. Rose, as a director. Mr. Flury, age 56, who retired December 31, 2001, as Chief Executive, Gas and Power for BP plc, was elected to replace U. E. Garrison, the retired Chairman of the Board of Thiokol Corporation, who had served as a director since May of 1991. Finally, R. D. Cash did not stand for reelection.

Item 5. Other Information.

         On May 20, 2003, Keith O. Rattie, age 49, was elected to replace R. D. Cash as Chairman of the Board. Mr. Rattie had served as Vice Chairman since May of 2001 and also serves as Chairman, President and Chief Executive Officer of Questar Corporation. Mr. Cash had served as Chairman since May of 1985.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

3.	Bylaws (as amended effective August 12, 2003).

31.1	Certification signed by A. K. Allred, Questar Pipeline Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Pipeline Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b. Questar Pipeline did not file any Current Reports on Form 8-K during the second quarter of 2003.
Exhibit No. 3.

BYLAWS
of
QUESTAR PIPELINE COMPANY
A Utah Corporation
OFFICES

SECTION 1. The principal office shall be in the City of Salt Lake, County of Salt Lake, State of Utah.

The Corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require

SEAL

        SECTION 2.  The corporate seal shall have inscribed thereon the name of the Corporation, and the words "Corporate Seal," and "Utah." Said seal may be used by causing it, or a facsimile thereof, to be impressed or affixed or reproduced, or otherwise

SHAREHOLDERS' MEETINGS

        SECTION 3.  The annual meeting of stockholders shall be held on the third Tuesday of May at such time and in such location as set by the Chairman of the Board, provided that advance notice of the time and location of such meeting shall be given to stockholders and directors. At the annual meeting, the stockholders shall elect directors by majority vote and transact such other business as may properly be brought before the meeting.

SECTION 4. The Board of Directors may direct the calling of special meetings of the shareholders at such time and place as the Board may deem necessary.

         SECTION 5.  Holders of a majority of the shares issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the shareholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, business may be transacted which might have been transacted at the meeting as originally notified.

        SECTION 6.  The Secretary shall, but in case of his failure any other officer of the Corporation may, give written or printed notice to the shareholders stating the place, day and hour of each shareholders meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting.

        SECTION 7.  Notice may be given either personally or by mail, and if given by mail, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage prepaid thereon.

        SECTION 8.  At each meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing, subscribed by such shareholder and bearing a date not more than three months prior to said meeting. Each shareholder shall have one vote for each share of stock registered in such shareholder's name on the books of the Corporation. The vote for directors and, upon the demand of any shareholder, the vote upon any question before any meeting of shareholders shall be by ballot. All elections shall be had and all questions decided by a plurality vote.

        SECTION 9. A complete list of shareholders entitled to vote at any meeting of shareholders shall be prepared and be available for inspection by any shareholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall be arranged by voting group and by class or series of shares within each voting group and be alphabetical within each voting group or class. The list shall indicate each shareholder's name, address, and number of voting shares.

        A shareholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of shareholders prepared for each meeting of shareholders. The shareholder must make a written request to examine the list and must examine it during the Corporation's regular business hours.

SECTION 10. Business transacted at all special meetings of the shareholders shall be confined to the objects stated in the call and notice.

        SECTION 11.  Unless otherwise provided in the Articles of Incorporation, any action that may be taken at any annual or special meeting of the shareholders may be taken without a meeting and without prior notice upon the receipt of a unanimous written consent.

DIRECTORS

        SECTION 12. The business and affairs of the Corporation shall be managed under the direction of the Board of Directors. The Board shall consist of at least three and not more than nine directors. A majority shall have the power to transact the business of the corporation in conformity with the powers conferred upon the Board of Directors by the Articles of Incorporation. Directors elected at any annual or special meeting of the shareholders shall hold office until the next annual meeting of the shareholders and until their successors shall be duly elected. One or more directors may be removed with or without cause by a vote of the majority of the shareholders at a meeting of shareholders called for that purpose.

        SECTION 13. Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the action taken, and the consents are filed with the records of the Corporation. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

SECTION 14. The directors may hold their meetings and have one or more offices and keep the books of the Corporation at such place as they may from time to time determine.

        SECTION 15. In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

COMMITTEE

        SECTION 16. The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate one or more Committees, each Committee to consist of two or more of the Directors of the Corporation and shall have and may exercise the powers conferred upon them by the Board of Directors. All Committees when so appointed shall have such name or names as may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 17. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

        SECTION 18. Directors, as such, shall not receive any salary for their services, but the Board of Directors, by resolution, shall fix the fees to be allowed and paid to directors, as such, for their services and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Corporation in any other capacity and receiving compensation therefore.

        SECTION 19. Fees to members of special or standing committees and expenses incurred by them in the performance of their duties, as such, shall also be fixed and allowed by resolution of the Board of Directors.

MEETINGS OF THE BOARD

SECTION 20. The Board of Directors may meet at Salt Lake City, Utah, or at such other place as may be determined by a majority of the members of the Board.

SECTION 21. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

        SECTION 22. Special meetings of the Board may be called by the President on at least two days' notice to each director, either personally or by mail or telegram; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two directors.

        SECTION 23. At all meetings of the Board a majority of the Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum, shall be the act of the Board of Directors. Directors may participate in a meeting and be counted in the quorum by means of conference telephone or similar communication equipment by which all directors participating in the meeting can hear each other.

        SECTION 24. The officers of the Corporation shall be chosen by the Board of Directors and shall consist of: a Chairman of the Board, a President and Chief Executive Officer, a Vice President, a Secretary, and a Treasurer. The Board may also choose a Vice Chairman, additional Vice Presidents, Assistant Secretaries and Assistant Treasurers.

        SECTION 25. The Board of Directors at its first meeting after each annual meeting shall choose a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer, and such Assistant Secretaries and Assistant Treasurers as the Board deems necessary or appropriate. None of the officers except the Chairman of the Board, Vice Chairman, and the President need be members of the Board.

        SECTION 26. The Board may appoint such other officers and agents as it may deem necessary, who hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 27. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

        SECTION 28. The officers of the Corporation shall hold office until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

        SECTION 29. The Chairman of the Board shall preside at the meetings of the shareholders and directors. In the Chairman's absence, the Vice Chairman (if one has been chosen) shall preside at the meetings of the shareholders and directors.

PRESIDENT

        SECTION 30. The President shall be the Chief Executive Officer of the Corporation; in the absence of the Chairman of the Board and the Vice Chairman of the Board, shall preside at all meetings of the shareholders and directors; shall have general and active management of the Corporation; and shall see that all orders and resolutions of the Board are carried into effect. He shall have the general powers and duties of supervision and management usually vested in the office of president and chief executive officer of a corporation. He shall perform such other functions and duties as shall be prescribed by the Board of Directors.

VICE PRESIDENT

SECTION 31. The Vice Presidents shall perform the duties prescribed by the President or the Board of Directors.

SECRETARY AND ASSISTANT SECRETARIES

        SECTION 32. (a) The Secretary: shall attend the meetings of the Board and the meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the Committees appointed by the Board when required; give or cause to be given notice of the meetings of the shareholders and of the Board of Directors; and perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision the Secretary shall keep in safe custody the seal of the Corporation and affix the same to any instrument requiring it.

                        (b) The Assistant Secretary, senior in time of service, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary and shall perform such other duties as shall be prescribed by the President or the Board of Directors.

TREASURER AND ASSISTANT TREASURERS

SECTION 33. The Treasurer and Assistant Treasurers shall perform such duties as shall be prescribed by the President or the Board.

VACANCIES

        SECTION 34. If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, not less than a quorum, shall choose a person or persons to fill the vacancy or vacancies who shall hold office until the successor or successors shall have been duly appointed or elected.

CERTIFICATES OF STOCK

SECTION 35. The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued.

FISCAL YEAR

SECTION 36. The fiscal year shall begin the first day of January in each year.

RECORDS AND INSPECTION RIGHTS

        SECTION 37. The Corporation shall maintain permanent records of the minutes of all meetings of its shareholders and Board of Directors; all actions taken by the shareholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors on behalf of the Corporation. The Corporation shall also maintain appropriate accounting records. The Corporation shall keep such records at its office in Salt Lake City, and at any other location designated by the Board of Directors.

        A shareholder of the Corporation, directly or through an agent or attorney, shall have the limited rights to inspect and copy the Corporation's records as provided under applicable state law and by complying with the procedures specified under such law.

BANK ACCOUNTS

        SECTION 38. All checks, demands for money, or other transactions involving the Corporation's bank accounts shall be signed by such officers or other responsible employees as the Board of Directors may designate. No third party is allowed access to the Corporation's bank accounts without express written authorization by the Board of Directors.

AMENDMENTS

        SECTION 39. The Corporation's Board of Directors may amend or repeat the Corporation's Bylaws unless the Corporation's Articles of Incorporation or Utah's Revised Business Corporation Act reserve this power exclusively to the shareholders in whole or part; unless the shareholders, in adopting, amending, or repealing a particular Bylaw, provide expressly that the Board of Directors may not amend or repeal that Bylaw; or unless the Bylaw either establishes, amends or deletes a supermajority shareholder quorum or voting requirement. The Corporation's shareholders may amend or repeal the Corporation's Bylaws even though the Bylaws may also be amended or repealed by the Board of Directors.

INDEMNIFICATION AND LIABILITY INSURANCE

        SECTION 40. (a) Voluntary Indemnification. Unless otherwise provided in the Articles of Incorporation, the Corporation shall indemnify any individual made a party to a proceeding because he is or was a director of the Corporation, against liability incurred in the proceeding, but only if the Corporation has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Corporation, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Corporation's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

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

Exhibit No. 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

August 13, 2003	By: /s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

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

August 13, 2003	By: /s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer