Form 10-Q/A
period 2003-06-30
QUESTAR PIPELINE CO
filed 2003-08-15
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

This amended Form 10-Q/A is being filed for the sole purpose of including a signature page that was unintentionally omitted from the original Form 10-Q filing. No other information has changed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
June 30, 2003
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$ 19,504	$ 14,338	$ 37,640	$ 26,840	$ 77,075	$ 53,148
From affiliates	19,307	18,896	39,646	39,881	76,365	76,519

Total revenues	$ 38,811	$ 33,234	$ 77,286	$ 66,721	$153,440	$129,667

Operating income	$ 17,290	$ 14,967	$ 35,575	$ 30,708	$ 1,052	$ 60,090

Income before cumulative effect	$ 7,342	$ 7,869	$ 15,395	$ 15,286	$ 32,717	$ 30,519
Cumulative effect of accounting change	(133)	(133)

Net income	$ 7,342	$ 7,869	$ 15,262	$ 15,286	$ 32,584	$ 30,519

OPERATING STATISTICS
Natural gas transportation volumes (In MDth)
For unaffiliated customers	61,880	55,794	127,396	108,246	264,269	213,850
For Questar Gas	26,188	25,922	65,720	77,267	100,145	123,094
For other affiliated customers	5,526	744	9,203	1,297	13,950	6,184

Total transportation	93,594	82,460	202,319	186,810	378,364	343,128

Transportation revenue (per Dth)	$ .27	$ .26	$ .25	$ 0.23	$ 0.26	$ 0.24

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

FERC - Rule on Affiliate Relations

The FERC is expected to issue final rules requiring pipelines to comply with certain "nondiscriminatory" standards when dealing with energy company affiliates including local distribution companies. At the current time, local distribution companies such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Pipeline believes that the current exemption should be continued, but the FERC has not yet made a decision on whether affiliate rules should be expanded to include gas local distribution companies (LDCs) such as Questar Gas. A FERC decision to extend energy affiliate rules to include LDCs could have adverse consequences for Questar. Questar Pipeline and Questar Gas realize significant cost savings by sharing the cost of administrative, engineering, gas control, technical, accounting, legal, and other regulatory services.

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

QUESTAR GAS COMPANY (Registrant)
August 15, 2003	/s/ A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

August 15, 2003	/s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

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