Form 10-Q
period 2003-09-30
QUESTAR PIPELINE CO
filed 2003-11-13
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003

Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company and Subsidiaries
Form 10-Q for the Quarterly Period Ended September 30, 2003

TABLE OF CONTENTS

.	Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Income Statements	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes Accompanying Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

	Signatures	11

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

	(In Thousands)

REVENUES	$ 37,881	$ 36,332	$ 115,167	$ 103,053	$ 154,989	$ 135,535

OPERATING EXPENSES
Operating and maintenance	11,481	12,152	37,325	36,532	50,386	49,727
Depreciation	6,595	5,841	19,301	15,497	25,953	18,819
Other taxes	1,459	1,163	4,620	3,140	6,428	3,775

TOTAL OPERATING EXPENSES	19,535	19,156	61,246	55,169	82,767	72,321

OPERATING INCOME	18,346	17,176	53,921	47,884	72,222	63,214

INTEREST AND OTHER INCOME (EXPENSE)	(171)	(1,923)	53	312	256	2,317

INCOME FROM OPERATIONS OF
UNCONSOLIDATED AFFILIATES		5,108		7,769	31	8,184

DEBT EXPENSE	(5,623)	(6,160)	(17,009)	(17,791)	(23,213)	(22,875)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	12,552	14,201	36,965	38,174	49,296	50,840

INCOME TAXES	4,695	5,359	13,713	14,046	17,564	18,672

INCOME BEFORE CUMULATIVE EFFECT	7,857	8,842	23,252	24,128	31,732	32,168

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78			(133)		(133)

NET INCOME	$ 7,857	$ 8,842	$ 23,119	$ 24,128	$ 31,599	$ 32,168

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 3,201	$ 1,232	$ 4,153
Accounts receivable	6,136	8,781	9,780
Federal income taxes recoverable			3,392
Inventories - materials and supplies, at
lower of average cost or market	1,809	2,046	2,153
Prepaid expenses and other	434	346	3,287

Total current assets	11,580	12,405	22,765

Property, plant and equipment	1,035,835	953,747	1,020,838
Less accumulated depreciation	332,438	263,909	316,433

Net property, plant and equipment	703,397	689,838	704,405

Regulatory and other assets	16,943	18,643	19,384
Goodwill	4,058		4,058
Investment in unconsolidated affiliates		122,744

	$ 735,978	$ 843,630	$ 750,612

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term debt		$ 100,000
Notes payable to Questar Corp.	$ 41,700	72,700	$ 74,800
Accounts payable and accrued expenses	20,915	27,879	13,672

Total current liabilities	62,615	200,579	88,472

Long-term debt	310,073	310,043	310,058
Deferred income taxes	104,495	80,759	95,920
Other liabilities	1,316	2,869	4,177

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	108,894	100,795	103,400

Total common shareholder's equity	257,479	249,380	251,985

	$ 735,978	$ 843,630	$ 750,612

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 23,119	$ 24,128
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation	20,219	16,235
Deferred income taxes	8,653	7,537
Income from unconsolidated affiliates,
net of cash distributions		2,003
Net loss from selling assets	137	105
Cumulative effect of accounting change	133

	52,261	50,008
Change in operating assets and liabilities	16,820	(738)

NET CASH PROVIDED FROM OPERATING
ACTIVITIES	69,081	49,270

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(18,333)	(77,549)
Investment in unconsolidated affiliates		(3,648)

Total capital expenditures	(18,333)	(81,197)
Cost of disposition of assets	(975)	(4,136)

NET CASH USED IN INVESTING ACTIVITIES	(19,308)	(85,333)

FINANCING ACTIVITIES
Change in notes payable to Questar Corp.	(33,100)	54,400
Payment of dividends	(17,625)	(17,625)

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(50,725)	36,775

Change in cash and cash equivalents	(952)	712
Beginning cash and cash equivalents	4,153	520

Ending cash and cash equivalents	$ 3,201	$ 1,232

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1 - Basis of Presentation of Interim Financial Statements

The accompanying consolidated financial statements of Questar Pipeline Company (Questar Pipeline or the Company), with the exception of the condensed consolidated balance sheet at December 31, 2002, have not been audited by independent public accountants. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-, nine- and twelve-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. For further information refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Questar Pipeline.

Note 2 - Cumulative Effect of Accounting change - "Accounting for Asset Retirement Obligation"

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
September 30, 2003
(Unaudited)

Operating Results

Following is a summary of financial and operating information for the Company:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$ 17,777	$ 18,015	$ 55,417	$ 44,855	$ 76,837	$ 58,409
From affiliates	20,104	18,317	59,750	58,198	78,152	77,126

Total revenues	37,881	$ 36,332	$ 115,167	$ 103,053	$ 154,989	$ 135,535

Operating income	$ 18,346	$ 17,176	$ 53,921	$ 47,884	$ 72,222	$ 63,214

Income before cumulative effect	$ 7,857	$ 8,842	$ 23,252	$ 24,128	$ 31,732	$ 32,168
Cumulative effect of accounting change			(133)		(133)

Net income	$ 7,857	$ 8,842	$ 23,119	$ 24,128	$ 31,599	$ 32,168

OPERATING STATISTICS
Natural gas transportation volumes (In
Thousands of Decatherms)
For unaffiliated customers	68,557	65,453	195,953	173,699	267,373	225,787
For Questar Gas	13,412	14,704	79,132	91,971	98,853	123,495
For other affiliated customers	6,786	1,228	15,989	2,525	19,508	5,431

Total transportation	88,755	81,385	291,074	268,195	385,734	354,713

Transportation revenue (per Dth)	$ 0.25	$ 0.30	$ 0.25	$ 0.25	$ 0.26	$ 0.25

Third Quarter Earnings

Questar Pipeline's third quarter earnings were $7.9 million in 2003 compared with $8.8 million in 2002. Lower construction activity in 2003 resulted in higher operating and maintenance costs due to reduced construction-related capitalized costs. Also, the TransColorado pipeline contributed to 2002 third quarter income before its sale in the fourth quarter.

Revenues

Revenues were higher in the 2003 periods compared with the 2002 periods due primarily to increased transportation capacity and contracted services. Total firm daily demand was 1,524,000 Dth in the first nine months of 2003 compared with 1,421,000 Dth in the first nine months of 2002. Higher volumes were primarily the result of the startup of the eastern segment of the Questar Southern Trails pipeline mid-year 2002. The eastern segment of Southern Trails has a capacity of 80,000 Dth daily, which is fully-contracted through 2006. Beginning in May 2003, Questar Pipeline expanded its transportation service to the Kern River pipeline and deliveries subsequently increased by an average of 155,000 Dth per day. Gas transported on Overthrust pipeline accounted for about 55% of the increase.

Revenues in the 2003 periods also benefited from higher prices received for natural gas liquids removed from the transmission line, revenues from nonjurisdictional gas gathering and park and loan storage fees.

Expenses

Lower construction activity resulted in lower capitalization of costs and caused increased operating and maintenance expenses in a comparison of the year to date periods of 2003 and 2002. In addition, employee benefit costs, insurance and pipeline inspection costs are higher in the 2003 periods. The higher level of investment in pipeline projects of past years resulted in higher depreciation expenses and property taxes in the 2003 periods. Capitalized financing costs related to construction were significantly lower in 2003.

Other income, debt expense and income taxes

Interest and other income was lower in the 2003 periods due to less capitalization of financing costs resulting from reduced construction activity. The third quarter of 2003 includes a $300,000 pretax loss from selling assets. The third quarter of 2002 includes a $3 million charge to reduce an asset being sold to net realizable value. Earnings from unconsolidated affiliates included the Company's proportionate shares of the TransColorado pipeline and the Overthrust pipeline. In the fourth quarter of 2002, TransColorado was sold and the Ovethrust Pipeline became wholly owned. Lower debt balances and lower variable interest rates resulted in lower expenses in the three- and nine-months ended September 30, 2003 compared with the same period of 2002. The effective income tax rate for the first nine months was 37.1% and 36.8% in 2003 and 2002, respectively.

Cumulative Effect of Change in Accounting Method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $133,000. The ongoing accretion and depreciation expenses associated with SFAS 143 are insignificant.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $69.1 million in the first nine months of 2003 was $19.8 million more than the amount reported for the same period of 2002 due to timing differences, primarily in accounts payable and accrued expenses.

Investing Activities

Capital expenditures were $18.3 million in the first nine months of 2003, which was $62.9 million less than was reported in the corresponding period of 2002 because of the 2002 completion of pipeline projects. The capital expenditure forecast for 2003 is $40.6 million.

Financing Activities

In the first nine months of 2003 net cash flow provided from operating activities was used to fund capital expenditures, pay cash dividends and repay $33.1 million of debt. Forecasted capital expenditures for 2003 are expected to be financed with the proceeds from net cash provided from operating activities and debt from Questar.

OTHER INFORMATION

Western Segment of Questar Southern Trails Pipeline Company

Questar Pipeline has thus far been unsuccessful in its efforts to secure long-term contracts required to place the western segment of the Southern Trails pipeline into service. The western segment extends from the California-Arizona border to

Long Beach, California. Questar Southern Trails Pipeline Company, a subsidiary of Questar Pipeline, is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the western segment into service. Questar Pipeline is also considering selling this pipeline, and has received non-binding offers from several interested parties. A decision to place in-service or sell the pipeline is expected by the end of 2003 or early 2004. Questar Southern Trails Pipeline's investment in the western segment is approximately $53 million.

Federal Energy Regulatory Commission (FERC) - Notice of Proposed Rulemaking (NOPR) on Affiliated Relations

The FERC has proposed rules requiring pipelines to comply with certain "nondiscriminatory" standards when dealing with affiliated energy companies including state regulated local distribution companies. At the current time, local distribution companies (LDCs) such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Regulated Services believes that the current exemption should be continued, but the FERC has not yet made a decision on whether affiliate rules should be expanded to include gas LDCs such as Questar Gas. A FERC decision to extend energy affiliate rules to include LDCs could result in higher costs for Questar Pipeline and Questar Gas. Questar Pipeline and Questar Gas realize significant cost savings by sharing the cost of administrative, engineering, gas control, technical, accounting, legal and regulatory services.

FERC - NOPR on Quarterly Financial Reporting

The FERC issued a NOPR on Quarterly Financial Reporting and Revision to the Annual Reports. The NOPR, among other issues, requires a new quarterly filing of financial statements matching the deadlines imposed by the SEC and including a discussion and analysis of earnings for the first time. The FERC has not previously required quarterly statements. The added burden of preparing quarterly reports for the FERC and SEC simultaneously will cause an increase in operating costs.

FORWARD-LOOKING STATEMENT

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

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

31.1	Certification signed by A. K. Allred, the Chief Executive Officer of Questar Pipeline Company ("Questar Pipeline"), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Pipeline Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b. Questar Pipeline did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY (Registrant)
November 12, 2003	/s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer

November 12, 2003	/s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

Exhibit List

Exhibit No.	Exhibit

31.1	Certification signed by A. K. Allred, the Chief Executive Officer of Questar Pipeline Company ("Questar Pipeline"), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Pipeline Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.1
CERTIFICATION
I, Alan K. Allred, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company;

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

November 12, 2003	/s/A. K. Allred

Date	A. K. Allred President and Chief Executive Officer
13

Exhibit 31.2.

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

November 12, 2003	/s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

