Form 10-K
period 2003-12-31
QUESTAR PIPELINE CO
filed 2004-03-30
CIK 764044

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

        (Zip code)

Registrant’ telephone number, including area code:

(801) 324-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:

Medium Term Notes, Series A, 5.85% to 7.55% due 2008 to 2018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö_

No   _

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2004.  $0.

Indicate the number of shares outstanding of each of the registrant’classes of common stock, as of February 27, 2004:  6,550,843 shares of Common Stock, $1.00 par value.  (All shares are owned by  Questar Regulated Services Company.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes             No    Ö

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

#

TABLE OF CONTENTS

Heading

PART I

Item 1.

BUSINESS

General

Customers, Growth and Competition

Regulation

Employees

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

(OMITTED)

PART II

Item 5.

MARKET FOR REGISTRANT’ COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Item 6.

(OMITTED)

Item 7.

MANAGEMENT’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item.

CONTROLS AND PROCEDURES

PART III

Items

10-13.

(Omitted)

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as may, will, could, expect, intend, project, estimate, anticipate, believe, forecast, or continue or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and supplies; changes in rate-regulatory policies; creditworthiness of counterparties to hedging contracts; rate of inflation and interest rates; assumptions used in business combinations; weather and other natural phenomena; the effect of environmental regulation; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of Questar Pipeline Company (“Questar Pipeline” or the “Company”); and changes in credit ratings for the Company and/or its affiliates.

FORM 10-K

ANNUAL REPORT, 2003

PART I

ITEM 1.  Business.

General

Questar Pipeline is an interstate pipeline company that transports natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado and stores gas volumes in Utah and Wyoming. As a natural gas company under the Natural Gas Act of 1938, the Company is regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities.

Questar Pipeline is a wholly-owned subsidiary of Questar Regulated Services Company (“Regulated Services”), which is a wholly-owned subsidiary of Questar Corporation (“Questar”). The Company has significant relationships with Questar Gas Company (“Questar Gas”) and shares common officers with it and Regulated Services. The following chart illustrates Questar Pipeline’s relationships with its affiliates.

Questar Corporation

Questar Market Resources, Inc.		Questar Regulated Services Company	Questar InfoComm, Inc.

	Questar Gas Company	Questar Pipeline Company	Questar Energy Services, Inc.

	Questar Transportation Services Company	Questar Southern Trails Pipeline Company	Questar Overthrust Pipeline Company, Questar Overthrust Company

Wexpro Company	Questar Exploration and Production Company	Questar Energy Trading Company	Questar Gas Management Company

Questar Pipeline’s core transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a hub and spoke system, rather than a long-line pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to six major producing areas. In addition to this core system, the Company, through a subsidiary, also owns and operates the Southern Trails Pipeline, a 488-mile line that extends from the Rio Blanco hub in the San Juan Basin to just past the California state line.

Questar Pipeline operates the Clay Basin storage facility, which is the largest underground torage reservoir in the Rocky Mountain region. Through a subsidiary, the Company also owns gathering lines and a processing plant in Price, Utah that removes carbon dioxide from coalbed-methane gas.

Customers, Growth and Competition

Questar Pipeline’s system was originally built to serve retail distribution markets in Utah, and Questar Gas remains the Company’s largest single transportation customer. During 2003, Questar Pipeline transported 105.7 million decatherms (MMdth) for Questar Gas, compared to 111.7 MMdth in 2002. Questar Gas has reserved firm-transportation capacity of about 951 thousand decatherms (Mdth) per day on an ongoing basis or about 60 percent of Questar Pipelines reserved capacity, during the three coldest months of the year. The Company’s primary transportation agreement with Questar Gas will not expire until June 30, 2017.

Given its strategic location and connections to other systems, Questar Pipeline also transported 256.1 MMdth for nonaffiliated customers and delivered such volumes to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, WIC and other systems. Questar Pipeline’s tariff provides a higher hydrocarbon dew point specification than other systems, which requires less processing by producers before natural gas volumes are delivered to the Company’s system. Kern River and Northwest both require lower dew point gas, which means that Questar Pipeline must blend lower dew point processed gas with wet gas and in some instances isolate processed gas for delivery to such lines, which increases its operational costs.

During 2003 Questar Pipeline increased its capacity for deliveries to Kern River by 150 Mdth per day through the Roberson Creek interconnect in southwestern Wyoming. Questar Pipeline also completed its Tie Line 112 expansion in late 2003. Questar Gas holds long-term contracts for 52 Mdth per day on this new line, which is expandable to 180 Mdth per day with additional compression. Tie Line 112 provided critical incremental supplies and operating flexibility during a period of record demand in early 2004.

Rocky Mountain producers and marketers want capacity on transmission systems that move gas to California (Kern River), the Pacific Northwest (Northwest Pipeline) or Midwestern markets (Trailblazer Pipeline, Colorado Interstate Gas). Questar Pipeline provides access for many producers to the systems. Some parties, including Questar Gas Management Company (Gas Management), an affiliate of the Company, are building gathering lines that allow producers to make direct connections to such pipeline systems. Questar Pipeline continues efforts to build or acquire pipelines that transport gas out of the Rocky Mountains.

The Company is unwilling to build significant new projects or expand its existing system without long-term contracts for capacity. Questar Pipeline has recently announced that it has sufficient market support for an expansion of its southern system in central Utah. This expansion, which is scheduled to be in service before the 2005-2006 heating season, will add a daily 102 Mdth of capacity, which is fully supported by long-term contracts. The Company is evaluating customer support for two additional projects.  A potential pipeline project would connect Piceance gas supplies with the Kanda hub in western Wyoming. Questar Pipeline is also assessing the feasibility of a gas storage project in western Wyoming. The Company will continue to expand its system on an incremental basis to serve the needs of its customers.

The eastern segment of the Southern Trails line was placed into service in mid-2002. Marketing constraints and California regulators continue to pose obstacles for Questar Pipeline’s efforts to develop the western segment of Southern Trails from the California border to Long Beach, California. The Company continues to be involved in discussions with interested parties to sell or develop the western segment.

Regulation

Questar Pipeline is subject to the jurisdiction of the FERC as to rates and facilities. Within the last year, it filed necessary tariff provisions to comply with the FERC’s segmentation rules and received regulatory permission to file revised tariff sheets to increase its fuel gas costs charged to shippers. Some shippers are protesting the increased fuel gas costs and are urging the FERC to suspend the tariff sheets pending a hearing or technical conference. Questar Pipeline also recently filed a request for clarification of Order No. 2004 issued by the FERC in November of 2003. This order establishes standards of conduct for transmission providers when dealing with energy affiliates. Gas Management and Questar Energy Trading Company are energy affiliates of Questar Pipeline. Questar Pipeline was actively involved in convincing the FERC to exempt local distribution companies such as Questar Gas from being labeled energy affiliates.

Questar Pipeline is also subject to the jurisdiction of the Department of Transportation (DOT) with respect to safety requirements in the design, construction and operation of its transmission and storage facilities. Questar Pipeline, in common with Questar Gas, is subject to the additional requirements of the Pipeline Safety Improvement Act of 2002. This act and rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transmission pipelines located in high-consequence areas such as populated areas. Questar Pipeline estimates that its annual cost to comply with the act will be about $1 million. After the initial 10-year assessment, the pipelines in high-consequence areas must be reassessed every seven years.

Employees

At year-end 2003 the Company had 126 employees. Regulated Services has 369 employees that support the Company and Questar Gas.

ITEM 2.  PROPERTIES.

Questar Pipeline has a maximum capacity of 1,933 Mdth per day and firm-capacity commitments of 1,655 Mdth per day. Questar Pipeline’s transmission system includes 2,483 miles of transmission lines that interconnect with other pipelines. Its core system includes two segments, often referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Elberta, Utah. The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary and the 88 miles of Overthrust Pipeline owned by subsidiaries. The maximum daily capacity figures for Southern Trails and Overthrust are 88 Mdth and 899 Mdth, respectively. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter. Through a subsidiary, Questar Pipeline also owns and maintains 210 miles comprising the western segment of the Southern Trails system. Questar Pipeline has major compression sites, including a complex near Rock Springs, Wyoming, that compresses gas volumes from the transmission system for delivery to other pipelines, including systems that move gas volumes east.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a capacity of 117.5 billion cubic feet (bcf), including 53.5 bcf of working gas, and several smaller storage aquifers in eastern Utah. Through a subsidiary, Questar Pipeline owns a processing plant in Price, Utah, with a daily capacity of 140 million cubic feet (MMcf) and related gathering lines.

ITEM 3.  LEGAL PROCEEDINGS.

There are various legal proceedings pending against the Company. Although it is too early to estimate the outcome of the various cases filed against Questar Pipeline and its affiliates, management believes that the outcome of these cases will not have a material adverse effect on the Company’s financial position, operating results or liquidity. Significant cases are discussed below.

The Company and its affiliates are involved in two separate lawsuits filed by Jack Grynberg, an independent producer.

The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, Consolidated Case MDL No. 1293 (D. Wyo.) involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. The Questar defendants have been deposing Grynberg and currently plan to file a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction.

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, and has additional claims of antitrust violations and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly-owned subsidiary of a reporting company under the Exchange Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s outstanding shares of common stock, $1.00 par value, are currently owned by Regulated Services. Information concerning the dividends paid on such stock and the Company’s ability to pay dividends is reported in the Statements of Shareholder’s Equity and Notes to Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as the wholly-owned subsidiary of a reporting person under the Exchange Act, is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION

Questar Pipeline and subsidiaries (“Questar Pipeline”) provides interstate natural gas transmission, storage, processing and gathering services. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$103,579	$93,007	$77,002
Storage	37,616	37,673	37,828
Processing	7,281	6,241	7,543
Other	8,362	5,954	2,520
Total revenues	156,838	142,875	124,893

Operating expenses
Operating and maintenance	53,249	49,593	47,244
Depreciation and amortization	26,141	22,149	15,407
Other taxes	6,352	4,948	2,920
Total operating expenses	85,742	76,690	65,571
Operating income	$71,096	$66,185	$59,322

OPERATING STATISTICS
Natural gas-transportation volumes (Mdth)
For unaffiliated customers	256,099	245,119	195,610
For Questar Gas	105,720	111,692	110,259
For other affiliated customers	26,224	6,044	6,892
Total transportation	388,043	362,855	312,761
Transportation revenue per dth	$0.27	$0.26	$0.25

Revenues

Natural gas-transmission revenues grew 10% in 2003 compared with 2002 and 14% in 2002 compared with 2001. Following is a summary of major changes in Questar Pipeline’s revenues:

	Change in revenues
	2002 to 2003	2001 to 2002
	(in thousands)

New transportation contracts	$4,900	$10,400
Expiration of prior transportation contracts	(2,100)	(1,900)
Eastern segment of Southern Trails in service
beginning June of 2002	8,100	7,000
Change in gas-processing revenues	1,300	(1,600)
Change in gathering revenues	500	1,500
Other	1,300	2,600
Total	$14,000	$18,000

Questar Pipeline expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2003 for deliveries to the Kern River Pipeline (owned by MidAmerican Energy) at Roberson Creek and for increased deliveries to Questar Gas customers in northern Utah. The increase in 2002 contracts shown in the above table resulted from the November 2001 start up of Main Line 104. Main Line 104 interconnects with the Kern River Pipeline in central Utah and the Questar Gas system at Payson, Utah.

Questar Pipeline began service in June 2002 on the eastern segment of the Southern Trails Pipeline, which extends from New Mexico’s San Juan basin into California.

Questar Pipeline’s transportation system is nearly fully subscribed. As of December 31, 2003, Questar Pipeline had firm-transportation contracts of 1,655,000 dth per day compared to 1,543,000 dth per day a year earlier, a 7% year-on-year increase. Both years included 80,000 dth per day capacity on the eastern segment of Southern Trails. These contracts have varying terms and lengths. Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951,000 dth per day, including 50,000 dth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. Questar Gas has contracted for 62% of firm-storage capacity at Clay Basin for terms extending from 2008 to 2019.

Questar Pipeline subsidiary, Questar Transportation Services, owns a processing plant near Price, Utah that was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant. The net book value of the plant was approximately $15.4 million as of December 31, 2003.

Operating Expenses

Operating and maintenance expenses increased 7% in 2003 over 2002 following a 5% increase in 2002 over 2001. Higher expenses resulted from the startup of operations on the eastern segment of Southern Trails in June 2002. Reduced construction activity and related capitalization of labor costs resulted in higher operating expenses in 2003. In addition, employee benefits, insurance and pipeline-inspection costs were higher in 2003. Legal expenses were higher in 2002 than 2003 because of the TransColorado Pipeline litigation described below.

Depreciation and property-tax expense increased in 2003, reflecting increased pipeline investment. Capitalized financing costs related to construction were significantly lower in 2003.

TransColorado Litigation

Questar TransColorado, a Questar Pipeline subsidiary, sold its 50% interest in the TransColorado Pipeline in 2002 following successful resolution of a protracted legal dispute.

Interest and other income (loss)

In 2003 the sale of equipment resulted in a $724,000 pretax loss. Interest and other income was lower in 2002 when compared with 2001 because of an asset impairment and lower AFUDC (capitalized financing costs on construction projects). Questar Pipeline’s interest in the TransColorado Pipeline was written down by $3 million in anticipation of the sale. AFUDC was zero in 2003, $3.1 million in 2002 and $4.8 million in 2001.

Operations of unconsolidated affiliates

In 2002 Questar Pipeline sold its interest in the TransColorado Pipeline and acquired the remaining interest in Overthrust Pipeline. The Company’s share of the TransColorado partnership’s earnings was a pretax profit of $6.9 million in 2002 compared with a $2.2 million loss in 2001. TransColorado Pipeline operated near capacity in the second and third quarters of 2002 as a result of the wide basis differentials between gas prices in the Rockies and the San Juan Basin. Earnings from the Overthrust Pipeline partnership were $860,000 in 2002 and $1.1 million in 2001.

Debt expense

Debt expense decreased by 6% in 2003 compared with 2002 because of lower debt balances and interest rates. Debt expense increased 42% in 2002 compared to 2001 because of higher short-term debt. In October 2002, Questar Pipeline used the $105.5 million proceeds from the sale of TransColorado to reduce short-term debt.

Income taxes

The effective combined federal and state income tax rate was 36.9% in 2003, 35.4% in 2002 and 37.1% in 2001.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Net income	$30,169	$32,608	$29,741
Noncash adjustments to net income	40,257	48,005	29,460
Changes in operating assets and liabilities	(484)	(22,860)	15,162
Net cash provided from operating activities	$69,942	$57,753	$74,363

Net cash provided from operating activities increased 21% in 2003 compared with 2002 because of timing differences in settlements with vendors. Net cash provided from operating activities decreased 22% in 2002 compared with 2001 as a result of timing differences associated with payments to vendors.

Investing Activities

During 2003 Questar Pipeline completed Tie Line 112, which increased delivery capacity to Questar Gas. Questar Pipeline also completed an interconnection with Kern River at Roberson Creek, which increased delivery capacity into that pipeline. Following is a summary of capital expenditures for 2003, 2002 and a forecast for 2004 expenditures:

	Year Ended December 31,
	2004
	Forecast	2003	2002
	(in thousands)

Transmission system	$43,000	$17,883	$13,007
Storage	2,200	1,286	12,200
Southern Trails Pipeline	1,100	121	63,630
Gathering and processing	200	500	3,918
General	4,500	2,564	2,343
	$51,000	$22,354	$95,098

Financing Activities

In 2003 net cash provided from operating activities exceeded capital expenditures and dividends with the remainder used to repay debt. In 2002 net cash provided from operating activities and borrowings from Questar funded capital expenditures. Questar Pipeline used the proceeds from asset sales to repay $100 million of floating rate debt borrowed for a 12-month period. Forecasted 2004 capital expenditures are expected to be financed from net cash flow provided from operations and borrowing from Questar.

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. At December 31, Questar Pipeline owed Questar $49.5 million with an interest rate of 1.3% at 2003 and $74.8 million with an interest rate of 1.64% in 2002.

Questar Pipeline’s capital structure at year-end 2003 consisted of 55% long-term debt and 45% common shareholder’s equity. Moody’s and Standard & Poor’s rate Questar Pipeline’s long-term debt A2 and A+, respectively.

At December 31, 2003 the Company reported negative working capital of $40.8 million primarily as a result of short-term debt used to fund capital expenditures.

Contractual Cash Obligations and Other Commitments

Questar Pipeline enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company’s significant contractual cash obligations:

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)

Long-term debt	$310.4			$58.3	$252.1
Lease obligation	6.3	$.7	$1.4	1.4	2.8
Total	$316.7	$.7	$1.4	$59.7	$254.9

Critical Accounting Policies, Assumptions and Estimates

Questar Pipeline’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

Regulatory agencies establish rates for the transportation and storage of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation, that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The Federal Energy Regulatory Commission (FERC) has accepted the recording of regulatory assets and liabilities.

Group Depreciation

Questar Pipeline uses group depreciation for the majority of its fixed assets. Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method typically increases depreciation expense over what would be recognized under the individual-asset method, and eliminates gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The FERC accepted the use of group depreciation.

OTHER INFORMATION

Western Segment of Questar Southern Trails Pipeline

Questar Pipeline has invested approximately $52 million in the western segment of the Southern Trails Pipeline, which extends from the California-Arizona border to Long Beach. This investment consists of an allocation of the original price of the 16-inch-diameter line, relocation costs, and engineering costs.

Questar Pipeline has been actively pursuing various alternatives for the western segment including selling the pipeline and completing the conversion of the former liquids pipeline for natural gas service. Active discussions are being held with a party interested in acquiring the pipeline and completing the conversion to gas service. Questar Pipeline intends to complete the sale of the pipeline during 2004. If not, Questar Pipeline will continue to pursue other alternatives, including conducting an open season to determine market support for putting the pipeline into natural gas service.

FERC – Order No. 2004 on Standards of Conduct for Transmission Providers

In November 2003, the FERC issued final rules on nondiscriminatory standards when dealing with affiliated energy companies. The initial Notice of Proposed Rule Making (NOPR) would have included affiliated local-distribution companies (LDCs), such as Questar Gas, in the marketing-affiliate regulations. The final rule exempts LDCs from the regulations as long as they do not engage in off-system sales. As a policy, Questar Gas does not make off-system sales. The Company believes that the final order will not have a significant impact on operating costs.

FERC Rule on Quarterly Financial Reporting

The FERC issued a Rule on Quarterly Financial Reporting and Revision to the Annual Reports. The Rule, among other issues, requires a new quarterly filing of financial statements. The FERC has not previously required quarterly statements. The Company believes that the added burden of preparing quarterly reports for the FERC will not significantly increase operating costs.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that may pose unfavorable credit risks. These companies were current on their accounts as of the date of this report. Questar Pipeline’s largest customers are Questar Gas, Chevron-Texaco, Williams Energy Services, ConocoPhillips and Dominion Exploration and Production.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Pipeline’s long-term debt has fixed rates. As the need arises, the Company borrows funds on a short-term basis with variable-interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

Report of Independent Auditors

Consolidated Statements of Income, three years ended December 31, 2003

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Shareholder’s Equity, three years ended

December 31, 2003

Consolidated Statements of Cash Flows, three years ended December 31, 2003

Notes to Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 2 to the financial statements, Questar Pipeline Company and subsidiaries adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Salt Lake City, Utah

February 10, 2004

/s/Ernst & Young LLP

Ernst & Young LLP

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
REVENUES
From unaffiliated customers	$74,981	$66,275	$49,402
From affiliates	81,857	76,600	75,491
TOTAL REVENUES	156,838	142,875	124,893

OPERATING EXPENSES
Operating and maintenance	53,249	49,593	47,244
Depreciation and amortization	26,141	22,149	15,407
Other taxes	6,352	4,948	2,920
TOTAL OPERATING EXPENSES	85,742	76,690	65,571

OPERATING INCOME	71,096	66,185	59,322

INTEREST AND OTHER INCOME (LOSS)	(426)	515	5,950

EARNINGS (LOSS) FROM OPERATIONS
OF UNCONSOLIDATED AFFILIATES		7,800	(1,106)

DEBT EXPENSE	(22,622)	(23,995)	(16,908)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	48,048	50,505	47,258

Income taxes	17,746	17,897	17,517
INCOME BEFORE CUMULATIVE EFFECT	30,302	32,608	29,741
Cumulative effect of accounting change for asset-retirement obligations, net of income taxes of $78	(133)

NET INCOME	$30,169	$32,608	$29,741

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,951	$4,153
Accounts receivable	8,829	7,611
Accounts receivable from affiliates	2,553	2,169
Federal income taxes recoverable		3,392
Materials and supplies, at lower of average cost or market	2,395	2,153
Prepaid expenses and other	3,327	3,287
TOTAL CURRENT ASSETS	20,055	22,765

PROPERTY, PLANT AND EQUIPMENT
Transmission	655,814	611,997
Storage	227,873	227,691
Processing	35,735	34,691
General and intangible	46,417	46,729
Construction work in progress	69,119	99,730
	1,034,958	1,020,838
Less accumulated depreciation and amortization	336,206	316,433
NET PROPERTY, PLANT AND EQUIPMENT	698,752	704,405

OTHER ASSETS
Regulatory assets	12,894	14,101
Goodwill	4,185	4,058
Other noncurrent assets	18,444	9,489
TOTAL OTHER ASSETS	35,523	27,648

	$754,330	$754,818

	December 31,
	2003	2002
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Note payable to Questar	$49,500	$74,800
Accounts payable and accrued expenses
Accounts and other payables	3,420	6,796
Accounts payable to affiliates	3,075	5,133
Federal income taxes	3,108
Interest	1,743	1,743
Total accounts payable and accrued expenses	11,346	13,672
TOTAL CURRENT LIABILITIES	60,846	88,472

LONG-TERM DEBT	310,077	310,058

DEFERRED INCOME TAXES	107,929	95,920

OTHER LONG-TERM LIABILITIES	16,824	8,383

SHAREHOLDER’S EQUITY
Common stock - par value $1 per share, authorized 25,000,000 shares; issued and outstanding 6,550,843 shares

	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	110,069	103,400
TOTAL SHAREHOLDER’S EQUITY	258,654	251,985
	$754,330	$754,818

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balance at January 1, 2001	$6,551	$142,034	$87,051
2001 net income			29,741
Cash dividends			(22,500)
Balance at December 31, 2001	6,551	142,034	94,292
2002 net income			32,608
Cash dividends			(23,500)
Balance at December 31, 2002	6,551	142,034	103,400
2003 net income			30,169
Cash dividends			(23,500)
Balance at December 31, 2003	$6,551	$142,034	$110,069

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net income	$30,169	$32,608	$29,741
Adjustments to reconcile net income to
net cash provided from operating activities:
Depreciation and amortization	27,313	23,116	16,605
Deferred income taxes	12,087	22,755	10,481
Income from unconsolidated affiliates,
net of cash distributions		(984)	2,690
Net (gain) loss from sales of assets	724	162	(316)
Cumulative effect of accounting change	133
Asset impairment		2,956
	70,426	80,613	59,201
Changes in operating assets and liabilities
Accounts receivable	(1,602)	335	1,921
Materials and supplies	(242)	248	(1,409)
Prepaid expenses and other	(40)	(2,613)	1,191
Accounts payable and accrued expenses	(5,434)	(17,797)	19,139
Federal income taxes	6,373	(4,138)	755
Other assets	(7,748)	129	(2,681)
Other liabilities	8,209	976	(3,754)
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	69,942	57,753	74,363
INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(22,354)	(89,650)	(152,002)
Other investments		(5,448)	(104,701)
Total capital expenditures	(22,354)	(95,098)	(256,703)
Proceeds from (costs of) disposition of assets	10	107,978	(540)
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	(22,344)	12,880	(257,243)

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
FINANCING ACTIVITIES
Change in short-term debt		(100,000)	100,000
Change in note receivable from Questar			20,700
Change in note payable to Questar	(25,300)	56,500	18,300
Issuance of long-term debt			180,000
Repayment of long-term debt			(114,955)
Payment of dividends	(23,500)	(23,500)	(22,500)
NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(48,800)	(67,000)	181,545
Change in cash and cash equivalents	(1,202)	3,633	(1,335)
Beginning cash and cash equivalents	4,153	520	1,855
Ending cash and cash equivalents	$2,951	$4,153	$520

See notes to consolidated financial statements

QUESTAR PIPELINE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Accounting Policies

Principles of Consolidation:  The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries (the “Company” or “Questar Pipeline”). The Company is a wholly owned subsidiary of Questar Regulated Services Company (“Regulated Services”). Regulated Services is a holding Company and wholly owned subsidiary of Questar Corporation (“Questar”). Regulated Services was organized in 1996 and provides the administrative, accounting, engineering, legal and regulatory functions for its three subsidiaries, Questar Pipeline, Questar Gas Company (“Questar Gas”) and Questar Energy Services. Questar Pipeline provides storage and interstate gas transmission of natural gas. A subsidiary, Questar Transportation Services, operates a gas processing plant and provides gas gathering services. Overthrust Pipeline Company, a subsidiary, operates the Overthrust Pipeline. Another subsidiary, Questar Southern Trails Pipeline Company (“Questar Southern Trails”), purchased an oil pipeline and converted a portion of it to transport natural gas. Questar Transportation Services, Questar Southern Trails and Overthrust Pipeline are wholly owned subsidiaries of Questar Pipeline. All significant intercompany transactions and balances have been eliminated in consolidation.

Regulation:  Questar Pipeline is regulated by the Federal Energy Regulatory Commission (FERC) which establishes rates for the transportation and storage of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service including a return on investment. The financial statements are presented in accordance with regulatory requirements. Methods of allocating costs to time periods may differ from those of nonregulated businesses because of cost allocation methods used in establishing rates.

Regulatory Assets and Liabilities:  Questar Pipeline is permitted to defer recognition of certain costs under regulatory accounting rules, which is different from the accounting treatment required of nonrate-regulated businesses. Gains and losses on the reacquisition of debt are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The reacquired debt costs had a weighted average life of approximately 14 years as of December 31, 2003. The cost of the early-retirement incentives offered to employees is capitalized and amortized over a five-year period, which will conclude in 2005. The Company has adopted procedures with the FERC to include under-and over-provided deferred taxes in customer rates on a systematic basis. Cumulative increases in deferred taxes are recorded as income taxes recoverable from customers, recovery is expected by 2015. A liability has been recorded for postretirement medical and life insurance costs allowed in rates that exceed actual costs.

Use of Estimates:  Under generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect reported assets, liabilities and contingent liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Revenues are recognized in the period that services are provided or products are delivered. While transportation and storage operations are influenced by weather conditions, the straight fixed-variable rate design, which allows recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. Questar Pipeline may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of cash balances held in commercial banks and repurchase agreements with maturities of three months or less. Repurchase agreements are highly liquid investments in overnight securities made through commercial banks.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost. The provision for depreciation is based upon rates that will systematically charge the costs of assets over their estimated useful lives. Major categories of fixed assets are grouped together for depreciation purposes. Salvage value is not considered when determining depreciation rates under the group method. Gains and losses on asset disposals are recorded as adjustments to accumulated depreciation. Future-abandonment costs are not recorded on a majority of its long-lived transmission and storage assets due to a lack of a legal obligation to abandon the assets or to an indeterminable abandonment date. If required, an obligation will be recognized when an abandonment date is known. The costs of property, plant and equipment are depreciated in the financial statements using the straight-line method, generally ranging from 3% to 33% per year and averaging 3.2% in 2003 and 2002 and 2.9% in 2001.

Impairment of Long-Lived Assets: Properties are evaluated on a specific-asset basis or in groups of similar assets, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow projections require estimates of future revenues, operating costs, and other factors.

Goodwill and Other Intangible Assets:  Intangible assets consist primarily of goodwill acquired through business combinations completed after June 2001. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets. According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. The Company conducts annual impairment tests in the fourth quarter. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, impairment is indicated. The impairment is calculated using a discounted-cash-flow model.

Allowance for Funds Used During Construction:  The Company capitalizes the cost of capital during the construction period of plant and equipment in accordance with FERC guidelines. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. Debt expense was reduced by $56,000 in 2003, $1.1 million in 2002 and $3.7 million in 2001. AFUDC included in interest and other income amounted to zero in 2003, $3.1 million in 2002 and $4.8 million in 2001.

Income Taxes:  The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company’s operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Questar Pipeline records tax benefits as they are generated. Deferred income taxes have been provided for temporary differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods.

Reclassifications:  Certain reclassifications were made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Note 2 – New Accounting Standard – Accounting for Asset-Retirement Obligations

On January 1, 2003 Questar Pipeline adopted SFAS 143 Accounting for Asset-Retirement Obligations. As a result, the Company recorded a $133,000 after tax charge for the cumulative effect of this accounting change and a $238,000 long-term asset-retirement obligation. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The provisions of SFAS 143 did not apply to a majority of the Company’s long-lived assets due to lack of a legal obligation to abandon the assets or to an indeterminate abandonment date. The new accounting rules allow deferral of an obligation until the abandonment date is known.

The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. Changes in the asset-retirement obligations are shown below:

(in thousands)

Balance at January 1, 2003	$238
Accretion	13
Balance at December 31, 2003	$251

Assuming retroactive application of SFAS 143 as of January 1, 2001 the pro forma effect of applying this new accounting principle would have not materially affected income in 2002 and 2001. The pro forma asset-retirement obligation as of January 1, 2002 was $225,000.

Note 3 – Investment in Unconsolidated Affiliates

Questar Pipeline, indirectly through subsidiaries, had interests in businesses accounted for on the equity basis. TransColorado and Overthrust conducted transportation activities. On October 20, 2002 Questar Pipeline sold Questar TransColorado, Inc., the Company owning Questar’s interest in the TransColorado Pipeline for $105.5 million. In 2002 Questar Pipeline and affiliates acquired the final 28% partnership interest in the Overthrust Pipeline Company (Overthrust) for $5.4 million. Accounting for Overthrust was changed from an unconsolidated affiliate to full consolidation as a result of acquiring controlling interest. The purchase included $4.1 million of goodwill.

	Year Ended December 31,
	2002	2001
(in thousands)

Revenues	$24,992	$16,164
Operating income (loss)	14,732	(4,805)
Income (loss) before income taxes	14,791	(13,606)

Current assets, at end of period		13,315
Noncurrent assets, at end of period		301,431
Current liabilities, at end of period		5,146
Noncurrent liabilities, at end of period		13,662

Note 4 – Regulatory Assets and Liabilities

A list of regulatory assets follows:

	December 31,
	2003	2002
	(in thousands)

Cost of reacquired debt	$7,661	$8,245
Income taxes recoverable from customers	4,215	4,222
Early retirement costs	612	1,197
Other	406	437
	$12,894	$14,101

The Company has accrued a regulatory liability for the collection allowed in rates of postretirement medical and life insurance costs, which were in excess of actual charges. As of December 31, this balance was $3.2 million in 2003 and $2.9 million in 2002. Questar Pipeline has a regulatory liability for a refund of income taxes to customers amounting to $1.3 million and $1.6 million at December 31, 2003 and 2002, respectively. The balance will be refunded to customers through 2015.

Note 5 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $49.5 million with an interest rate of 1.3% at December 31, 2003 and $74.8 million at December 31, 2002 with an interest rate of 1.64%.

In November 2002 the Company used the proceeds from the sale of TransColorado to repay $100 million that was borrowed on October 12, 2001. Questar Pipeline borrowed $100 million of short-term debt with a variable-interest rate and used the proceeds to repay through a wholly-owned subsidiary, Questar TransColorado, Inc. debt owed by TransColorado Gas Transmission Company.

Questar Pipeline’s long-term debt of $310.1 million consists of medium-term notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. Long-term debt maturities in the next five years are $58.3 million in 2008. There are no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $21.7 million in 2003, $24.9 million in 2002 and $19.1 million in 2001.

Note 6 – Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$2,951	$2,951	$4,153	$4,153
Financial liabilities
Notes payable to Questar	$49,500	$49,500	$74,800	$74,800
Long-term debt	310,077	357,331	310,058	349,480

Questar Pipeline uses the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents and short-term loans - the carrying amount approximates fair value; (2) Long-term debt - the fair value of long-term debt is based on discounted present value of cash flows using the Company’s current borrowing rates. Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities.

Credit Risk:  Questar Pipeline’s primary market is the Rocky Mountain and southwest regions of the United States. The Company’s exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The Company’s customers may be affected differently by changing conditions. Management believes that its credit-review procedures, letters of credit and cash deposits required from certain customers, and collection procedures have adequately provided for usual and customary credit-related losses.

Note 7 – Income Taxes

The components of income taxes for years ended December 31 were as follows:

	2003	2002	2001
	(in thousands)
Federal
Current	$5,511	($124)	$6,523
Deferred	10,855	17,570	9,290
State
Current	192	(2,703)	476
Deferred	1,188	3,154	1,228
	$17,746	$17,897	$17,517

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	2003	2002	2001
	(in thousands)
Federal income taxes at 35%	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax	1.9	0.6	2.4
Other		(0.2)	(0.3)
Effective income tax rate	36.9%	35.4%	37.1%

Significant components of the Company’s deferred income taxes at December 31 were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$106,204	$96,366
Employee benefits and compensation costs	2,699	1,911
Total deferred tax liabilities	108,903	98,277
Deferred tax assets
Tax credits carried forward	974	2,357
Net deferred income taxes - noncurrent	$107,929	$95,920

Questar Pipeline received a $204,000 refund in 2003 and paid $4.9 million in 2002 and $5.3 million in 2001.

Note 8 – Litigation

There are various legal proceedings against Questar Pipeline. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Note 9 – Employees Benefits

Pension Plan:  Most Questar Pipeline employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $1.5 million in 2003, $1.3 million in 2002 and $1.2 million in 2001.

Questar Pipeline’s portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company’s pension obligations.  If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions:  Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $200,000 in 2002 and $300,000 in 2001 and equaled costs in 2003.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations.  At December 31, 2003 Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Pipeline’s postemployment liability at December 31 was $300,000 in 2003 and 2002.

Employee Investment Plan:  Questar Pipeline participates in Questar’s Employee Investment Plan which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction.  The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings.  In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution. The Company’s expense amounted to $400,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Note 10 – Related Party Transactions

Regulated Services provides administrative, technical, accounting, legal and regulatory support to Questar Pipeline at its cost. Regulated Services also obtains data processing and communication services from an affiliate, Questar InfoComm Inc., which are allocated to Questar Pipeline.  Regulated Services charged Questar Pipeline $19.1 million in 2003, $19.4 million in 2002 and $21 million in 2001.  The majority of these costs are allocated and included in operating and maintenance expenses.  The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $75.6 million in 2003, $73.2 million in 2002 and $72.9 million in 2001. The Company also received revenues from other affiliated companies totaling $6.2 million in 2003, $3.4 million in 2002 and $2.6 million in 2001.

Questar performs certain administrative functions for Questar Pipeline.  The Company was charged for its allocated portion of these services that totaled $3.1 million in 2003, $2.0 million in 2002 and $2.6 million in 2001. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll.  Management believes that the allocation method is reasonable.

Questar InfoComm Inc. is an affiliated Company that provides data processing and communication services to Questar Pipeline.  Direct charges paid by the Company to Questar InfoComm were $7.8 million in 2003, $7.2 million in 2002 and $4.3 million in 2001.  In addition, Questar InfoComm charged Questar Pipeline $400,000 and $700,000 in 2003 and 2002 that was capitalized.

Questar Pipeline has a 10-year lease with an option for renewal, with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $700,000 per year 2003, 2002, and 2001. The annual lease payment for each of the five years following 2003 will be $700,000.

The Company incurred debt expense payable to Questar of $700,000 in 2003, $1.1 million in 2002 and $300,000 million in 2001, and received interest income amounting to $700,000 million in 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Messrs. A. K. Allred and S. E. Parks, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The Company, as the wholly-owned subsidiary of a reporting company under the Act, as amended, is entitled to omit all information requested in Items 10-13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst and Young, LLP, serves as the independent public accountant for the Company and Questar. The following table lists the fees billed by Ernst & Young to Questar for services and the fees filled directly to the Company or allocated to the Company as a member of Questar’s consolidated group:

2003

2002

Audit Fees:

$528,950

$581,512

Questar Pipeline Portion:

110,207

78,614

Audit-related Fees:

76,697

56,991

Questar Pipeline Portion

11,901

5,381

Tax Fees:

9,875

18,315

Questar Pipeline Portion

1,649

2,802

All Other Fees

-

-

Questar Pipeline Portion

-

-

The fees listed are aggregate fees. Audit fees represent the aggregate fees billed for services performed for each year, regardless of when the fee was actually billed. Other fees represent the aggregate fees filled in each year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8.

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

10.1 .*

Agreement for the Transfer of Assets between Questar Pipeline Company and Questar Gas Management Company, as amended, effective March 1, 1996. (Exhibit No. 10.11. to Form 10-K Annual Report for 1996.)

10.2 .*3

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

21.

Subsidiary Information.

24.

Power of Attorney.

31.1

Certification signed by A. K. Allred Questar Gas’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as amended (Exchange Act).

31.2

Certification signed by S. E. Parks, Questar’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

_____________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank Northwest, N.A., serves as the successor trustee.

3Questar Line 90 Company has been merged with Questar Southern Trails Company and no longer exists as an entity.

(b)  The Company did not file a Current Report on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

QUESTAR PIPELINE COMPANY

   (Registrant)

By  /s/A. K. Allred

           A. K. Allred

           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/A. K. Allred

President and Chief Executive

A. K. Allred

Officer; Director (Principal

Executive Officer)

  /s/ S. E. Parks

Vice President, Treasurer and Chief

 S. E. Parks

Financial Officer (Principal

Financial Officer)

  /s/D. M. Curtis

Vice President and Controller

 D. M. Curtis

(Principal Accounting Officer)

*K. O. Rattie

Chairman of the Board; Director

*A. K. Allred

Director

*Teresa Beck

Director

*L. Richard Flury

Director

*Gary G. Michael

Director

March 29, 2004

*By  /s/ A. K. Allred

       Date

 A. K. Allred, Attorney in Fact

           Exhibit No. 21.

SUBSIDIARY INFORMATION

Registrant Questar Pipeline Company has four wholly-owned subsidiaries:  Questar Southern Trails Pipeline Company, Questar Transportation Services Company, Questar Overthrust Pipeline Company, and Questar Overthrust Company, which are all Utah corporations.

Exhibit No. 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Pipeline Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2003 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Pipeline Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2003 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

     Signature

Title

Date

 /s/K. O. Rattie

Chairman of the Board

  2-10-04

K. O. Rattie

 /s/A. K. Allred

President and Chief

  2-10-04

A. K. Allred

Executive Officer

Director

 /s/Teresa Beck___________

Director

  2-10-04

Teresa Beck

 /s/L. Richard Flury

Director

  2-10-04

L. Richard Flury

 /s/Gary G. Michael

Director

  2-10-04

Gary G. Michael

        Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Pipeline Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2004 Date	By: /s/ A. K. Allred A. K. Allred President and Chief Executive Officer

        Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Pipeline Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2004 Date	By: /s/ S. E. Parks S. E. Parks Vice President, Treasurer, and Chief Financial Officer