Form 10-Q
period 2004-03-31
QUESTAR PIPELINE CO
filed 2004-05-13
CIK 764044

#

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

#

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended March 31, 2004

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Statements of Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes Accompanying Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of

   Financial Condition and Results of Operations

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

#

#

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Pipeline Company (“Questar Pipeline” or “the Company”) expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and changes in estimated quantities of gas and oil reserves; changes in rate-regulatory policies; regulation of the Wexpro Agreement; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings for Questar Pipeline.

#

#

PART I FINANCIAL INFORMATION Item 1. Financial Statements QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)

REVENUES	$40,306	$ 38,475	$ 158,669	$147,863

OPERATING EXPENSES
Operating and maintenance	13,358	12,625	53,982	50,167
Depreciation and amortization	6,964	6,082	27,023	23,386
Other taxes	1,697	1,483	6,566	5,581

TOTAL OPERATING EXPENSES	22,019	20,190	87,571	79,134

OPERATING INCOME	18,287	18,285	71,098	68,729

Interest and other income (expense)	36	116	(506)	(450)

Earnings from operations of unconsolidated affiliates				7,578

DEBT EXPENSE	(5,597)	(5,712)	(22,507)	(24,030)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	12,726	12,689	48,085	51,827

Income taxes	4,613	4,636	17,723	18,583
INCOME BEFORE CUMULATIVE EFFECT	8,113	8,053	30,362	33,244
Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78		(133)		(133)

NET INCOME	$ 8,113	$ 7,920	$ 30,362	$ 33,111

See notes accompanying consolidated financial statements

#

#

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2004	2003	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 532	$ 6,406	$ 2,951
Accounts receivable	6,864	6,494	11,382
Materials and supplies, at lower
of average cost or market	2,563	2,234	2,395
Prepaid expenses and other	2,463	2,202	3,327
Total current assets	12,422	17,336	20,055

Property, plant and equipment	1,036,574	1,024,825	1,034,958
Less accumulated depreciation and amortization	341,170	322,422	336,206
Net property, plant and equipment	695,404	702,403	698,752

Regulatory and other assets	31,733	16,785	31,338
Goodwill	4,185	4,058	4,185

	$743,744	$ 740,582	$ 754,330

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 26,900	$ 61,000	$ 49,500
Accounts payable and accrued expenses	18,830	13,956	11,346
Total current liabilities	45,730	74,956	60,846

Long-term debt	310,082	310,063	310,077
Deferred income taxes	110,573	98,385	107,929
Other long-term liabilities	16,717	3,148	16,824

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	112,057	105,445	110,069
Total common shareholder's equity	260,642	254,030	258,654

	$743,744	$740,582	$ 754,330

See notes accompanying consolidated financial statements

#

#

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	3 Months Ended
	March 31,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 8,113	$ 7,920
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,247	6,422
Deferred income taxes	2,650	2,543
Gain from asset sales	(1)	(99)
Cumulative effect of accounting change		133
	18,009	16,919
Change in operating assets and liabilities	12,181	9,290
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	30,190	26,209

INVESTING ACTIVITIES
Purchase of property, plant
and equipment	(3,572)	(3,465)
Costs of disposition of property,
plant and equipment	(312)	(816)
NET CASH USED IN INVESTING
ACTIVITIES	(3,884)	(4,281)

FINANCING ACTIVITIES
Decrease in notes payable to Questar Corp.	(22,600)	(13,800)
Dividends paid	(6,125)	(5,875)
NET CASH USED IN FINANCING ACTIVITIES	(28,725)	(19,675)
Decrease in cash and cash equivalents	(2,419)	2,253
Beginning cash and cash equivalents	2,951	4,153
Ending cash and cash equivalents	$ 532	$ 6,406

See note accompanying consolidated financial statements

#

#

QUESTAR PIPELINE COMPANY

NOTE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Questar Pipeline’s consolidated financial statements, with the exception of the condensed consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation.

The results of operations for the three- and twelve-month periods ended March 31 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, that was filed by Questar Pipeline.

#

#

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

(Unaudited)

Results of Operations

Questar Pipeline – a wholly-owned subsidiary of Questar Corporation (“Questar”) – provides interstate natural gas transmission, storage, processing and gathering services. Following is a summary of financial results and operating information.

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
FINANCIAL RESULTS (in thousands)
Revenues
From unaffiliated customers	$18,013	$18,136	$ 74,858	$ 71,909
From affiliates	22,293	20,339	83,811	75,954
Total revenues	$40,306	$38,475	$158,669	$147,863
Operating income	$18,287	$18,285	$ 71,098	$ 68,729
Income before cumulative effect	$ 8,113	$ 8,053	$ 30,362	$ 33,244
Cumulative effect of accounting change		(133)		(133)
Net income	$ 8,113	$ 7,920	$ 30,362	$ 33,111

OPERATING STATISTICS
Natural gas transportation volumes (Mdth)
For unaffiliated customers	53,734	65,516	244,317	258,183
For Questar Gas	49,876	39,532	116,064	99,879
For other affiliated customers	4,260	3,677	26,807	9,168
Total transportation	107,870	108,725	387,188	367,230

Transportation revenue (per dth)	$ 0.25	$ 0.23	$ 0.27	$ 0.27

Revenues

Natural gas transmission and storage revenues grew 5% in the first quarter of 2004 compared with the first quarter of 2003 and 7% in the 12 months ended March 31, 2004, compared with the year-earlier period. Following is a summary of major changes in Questar Pipeline’s revenues.

	Change in revenues
	First Quarter 2004 v. 2003	12 Months Ended March 31, 2004 v. 2003
	(in thousands)

New transportation contracts	$1,500	$ 4,700
Expiration of prior transportation contracts	(100)	(1,600)
Eastern segment of Southern Trails in service
beginning June of 2002		4,300
Change in gas-processing revenues	100	1,400
Change in gathering revenues		100
Other	300	1,900
Increase	$1,800	$10,800

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

Questar Pipeline’s transportation system is almost fully subscribed. As of March 31, 2004, Questar Pipeline had firm-transportation contracts of 1,647 thousand decatherms (MDth) per day compared with 1,655 Mdth per day as of December 31, 2003. The amounts include 80 Mdth per day capacity on the eastern segment of Southern Trails. Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. Questar Gas has contracted for 62% of firm-storage capacity at Clay Basin for terms extending from 2008 to 2019.

During first quarter 2004 Questar Pipeline signed long-term contracts to support a $54 million expansion of its central Utah transmission system. The expansion will add over 100 MMcf per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility, and Questar Gas’s distribution system. Questar Pipeline will start construction in the summer of 2005 for a late-2005 in-service date.

Questar Pipeline subsidiary, Questar Transportation Services, owns a processing plant near Price, Utah that was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

Operating Expenses

Operating and maintenance expenses increased 6% in the first quarter of 2004 over the first quarter of 2003. Reduced construction activity and related capitalization of labor costs resulted in higher operating expenses in the 2004 period. In addition, employee benefits, insurance and pipeline-inspection costs have increased.

Operating and maintenance expenses increased 8% in the 12 months ended March 31, 2004, over the year-earlier period. Higher expenses were due to increased maintenance and higher employee benefit, insurance and pipeline safety costs.

 Depreciation and property-tax expense increased in the 2004 periods, reflecting increased pipeline investment.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $133,000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities increased 15% in 2004 compared with 2003 due to increased income, noncash adjustments to income and changes in operating assets and liabilities.

Investing Activities

Capital expenditures increased 3% in 2004. Questar Pipeline expects capital expenditures of $51 million in 2004.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first quarter of 2004. The excess cash flow was used to repay debt. As a result total debt was 56% of total capital at March 31, 2004. The Company expects capital expenditures for 2004 will be funded from cash flow from operations.

Other Information

Western Segment of Questar Southern Trails Pipeline

The western segment of the Southern Trails Pipeline, which runs from the California-Arizona border to Long Beach, California, is currently not in service. Questar Pipeline is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service. The company is also considering selling this pipeline, and has received non-binding indications of interest from several interested parties. Questar Pipeline's investment in the western segment is approximately $52 million.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

#

#

Part II

OTHER INFORMATION

Item 5.  Other information.

Questar Pipeline Company ("Questar Pipeline" or the "Company") announced several changes in its executive officers effective March 1, 2004.  Ronald W. Jibson and Kelly B. Maxfield were appointed to serve as Vice President, Operations, and Vice President, Information Technology and Administration, respectively.  Both men also serve in these same positions for other entities within the Regulated Services unit of Questar Corporation ("Questar").

Mr. Jibson, age 51, joined Questar as an engineer in 1980 and most recently served as General Manager, Operations.  Prior to being named to his current position, Mr. Maxfield, age 51, served as President and Chief Executive Officer of Consonus, Inc., a data hosting subsidiary of Questar.  He joined Questar as an auditor in 1977.

Shahab Saeed, age 44, resigned as Vice President, Support Services, for Questar Pipeline and Questar Gas Company to replace Mr. Maxfield as President and Chief Executive Officer of Consonus.  He also serves as Vice President of the Company’s parent, Questar Regulated Services, and Chief Operating Officer of another entity within Regulated Services.  He joined Questar as an industrial engineer in 1981 and has served as an officer within the group since November 2000.

Item 6.  Exhibits and Reports on Form 8-K.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, the Chief Executive Officer of Questar Pipeline Company ("Questar Pipeline"), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

Questar Pipeline did not file a Current Report on Form 8-K during the first quarter of 2004.

#

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 13, 2004____________

/s/Alan K. Allred______________________

Date

Alan K. Allred

President and Chief Executive Officer

May 13, 2004__________

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President, Treasurer, and Chief

Financial Officer

#

#

Exhibit List

Exhibit No.

Exhibit

31.1.	Certification signed by Alan K. Allred, the Chief Executive Officer of Questar Pipeline Company (“Questar Pipeline”), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification signed by S. E. Parks, Questar Pipeline's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#

#

Exhibit No. 31.1.

CERTIFICATION

I, Alan K. Allred, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004__________

/s/Alan K. Allred_______________________

Date

Alan K. Allred

President and Chief Executive Officer

#

#

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Pipeline Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004_____________

/s/S. E. Parks________________________

Date

S. E. Parks

Vice President, Treasurer, and

Chief Financial Officer

#