Form 10-Q
period 2004-06-30
QUESTAR PIPELINE CO
filed 2004-08-12
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended June 30, 2004

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and estimated quantities of gas and oil reserves; changes in rate-regulatory policies; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings for Questar Pipeline.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended	6 Months Ended			12 Months Ended
	June 30,	June 30,			June 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)

REVENUES	$ 39,663	$ 38,811	$79,969	$ 77,286	$159,521	$ 153,440

OPERATING EXPENSES
Operating and maintenance	13,964	13,219	27,322	25,844	54,727	51,057
Depreciation	6,953	6,624	13,917	12,706	27,352	25,199
Other taxes	1,695	1,678	3,392	3,161	6,583	6,132

TOTAL OPERATING EXPENSES	22,612	21,521	44,631	41,711	88,662	82,388

OPERATING INCOME	17,051	17,290	35,338	35,575	70,859	71,052

Interest and other income (expense)	60	108	96	224	(554)	(1,496)

Earnings from operations of
unconsolidated affiliates						5,139

DEBT EXPENSE	(5,555)	(5,674)	(11,152)	(11,386)	(22,388)	(23,750)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	11,556	11,724	24,282	24,413	47,917	50,945

Income taxes	4,324	4,382	8,937	9,018	17,665	18,228
INCOME BEFORE CUMULATIVE
EFFECT	7,232	7,342	15,345	15,395	30,252	32,717
Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78				(133)		(133)
NET INCOME	$ 7,232	$ 7,342	$15,345	$ 15,262	$30,252	$ 32,584

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2004	2003	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 1,248	$ 4,411	$ 2,951
Accounts receivable	8,402	8,220	11,382
Materials and supplies, at lower
of average cost or market	2,685	4,050	2,395
Prepaid expenses and other	1,278	1,213	3,327
Total current assets	13,613	17,894	20,055

Property, plant and equipment	1,040,990	1,027,812	1,034,958
Less accumulated depreciation and
amortization	346,363	325,873	336,206
Net property, plant and equipment	694,627	701,939	698,752

Regulatory and other assets	29,676	27,517	31,338
Goodwill	4,185	4,058	4,185

	$ 742,101	$ 751,408	$ 754,330

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 25,500	$60,300	$ 49,500
Accounts payable and accrued expenses	13,200	10,966	11,346
Total current liabilities	38,700	71,266	60,846

Long-term debt	310,087	310,068	310,077
Deferred income taxes	113,620	101,476	107,929
Other long-term liabilities	17,945	13,664	16,824

Common shareholder's equity
Common stock	6,551	6,551	6,551
Additional paid-in capital	142,034	142,034	142,034
Retained earnings	113,164	106,912	110,069
Total common shareholder's equity	261,749	255,497	258,654

	$ 742,101	$ 751,408	$ 754,330

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 15,345	$ 15,262
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	14,491	13,322
Deferred income taxes	5,690	5,634
Gain from asset sales	(11)	(182)
Cumulative effect of accounting change		133
	35,515	34,169
Change in operating assets and liabilities	9,373	2,973
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	44,888	37,142

INVESTING ACTIVITIES
Purchase of property, plant and equipment
	(9,894)	(8,948)
Cost of disposition of property,
plant and equipment	(447)	(1,686)
NET CASH USED IN INVESTING
ACTIVITIES	(10,341)	(10,634)

FINANCING ACTIVITIES
Decrease in notes payable to Questar	(24,000)	(14,500)
Dividends paid	(12,250)	(11,750)
NET CASH USED IN FINANCING
ACTIVITIES	(36,250)	(26,250)

Decrease in cash and cash equivalents	(1,703)	258
Beginning cash and cash equivalents	2,951	4,153
Ending cash and cash equivalents	$ 1,248	$ 4,411

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Questar Pipeline’s interim consolidated financial statements, with the exception of the condensed consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation.

The results of operations for the three-, six- and twelve-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

(Unaudited)

Results of Operations

Questar Pipeline – a wholly-owned subsidiary of Questar Corporation (“Questar”) – provides Federal Energy Regulatory Commission (“FERC”) regulated interstate natural gas transmission and storage, and non-jurisdictional processing and gathering services. Following is a summary of financial results and operating information.

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
FINANCIAL RESULTS – (in thousands)
Revenues
From unaffiliated customers	$17,869	$19,504	$35,882	$37,640	$ 73,223	$ 77,075
From affiliates	21,794	19,307	44,087	39,646	86,298	76,365
Total revenues	$39,663	$38,811	$79,969	$77,286	$159,521	$153,440
Operating income	$17,051	$17,290	$35,338	$35,575	$ 70,859	$ 71,052
Income before cumulative effect	$ 7,232	$ 7,342	$15,345	$15,395	$ 30,252	$ 32,717
Cumulative effect of accounting change				(133)		(133)
Net income	$ 7,232	$ 7,342	$15,345	$15,262	$ 30,252	$ 32,584

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	55,250	61,880	108,984	127,396	233,253	264,227
For Questar Gas	22,592	26,188	72,468	65,720	112,468	100,145
For other affiliated customers	5,208	5,526	9,468	9,203	26,489	13,992
Total transportation	83,050	93,594	190,920	202,319	372,210	378,364

Transportation revenue (per dth)	$0.32	$0.27	$0.28	$0.25	$0.28	$0.27

Questar Pipeline’s net income was $7.2 million in the second quarter of 2004 and $15.3 million in the first half of 2004 compared with $7.3 million in the second quarter of 2003 and $15.3 million in the first half of 2003.  The 2004 results reflect new firm transmission contracts and higher liquid revenues offset by higher operating costs.

Natural gas transmission and storage revenues grew 2% in the second quarter of 2004, 3% in the first half of 2004, and 4% in the 12 months ended June 30, 2004 compared with the year-earlier periods. Following is a summary of major changes in Questar Pipeline’s revenues for the second quarter, first half and 12 months ended June 30, 2004 compared with the same periods of 2003.

#

	Revenue Variance Analysis
	3 Months Ended June 30, 2004	6 Months Ended June 30, 2004	12 Months Ended June 30, 2004
	(in thousands)

New transportation contracts	$1,542	$3,136	$5,769
Expiration of prior transportation contracts	(390)	(585)	(834)
Change in gas-processing revenues	81	226	1,509
Other	(381)	(94)	(363)
Increase	$852	$2,683	$6,081

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2003 for deliveries to the Kern River Pipeline at Roberson Creek and for increased deliveries to Questar Gas customers in northern Utah.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of June 30, 2004, Questar Pipeline had firm-transportation contracts of 1,643 Mdth per day compared with 1,655 Mdth per day as of December 31, 2003 and 1,624 Mdth per day as of June 30, 2003. The amounts include 80 Mdth per day capacity on the eastern segment of Southern Trails.  Questar Pipeline’s firm transportation contracts had a weighted average remaining life of 9.4 years as of June 30, 2004.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities.  Questar Pipeline’s firm storage contracts had a weighted average remaining life of 7.7 years as of June 30, 2004.

Questar Gas has contracted for 62% of firm-storage capacity at Clay Basin for terms extending from four to 15 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 15 years.

Questar Pipeline is investigating a potential discrepancy of up to 11 bcf between the book volume of cushion gas at Clay Basin and indicated volumes of cushion gas in the storage reservoir based on pressure survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. The cause and significance of this discrepancy is at this point unknown. Possible explanations include errors in measurement, leaks in the storage reservoir or in wells that permit migration of gas outside of the reservoir, or physical changes in the character of the storage reservoir. Initial reviews of accounting and measurement data confirm the book volume. Technical analysis to date has not revealed any leaks or gas migration. Additional tests and analysis, and reservoir modeling are underway to identify the cause or explain the disparity. Questar Pipeline at this time does not know if the volume of gas actually in the reservoir is less than book volume. Questar Pipeline will not know the financial impact, if any, until the cause of the disparity is determined, but will continue to meet its service obligations to Clay Basin storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir and not of loss of cushion gas, then the financial impact may be any additional investment in cushion gas to meet service obligations. In this case Questar Pipeline may have additional storage capacity available for sale to customers. If the discrepancy is due to lost-and-unaccounted-for-gas in the measurement process, then Questar Pipeline would expense the cost of any replacement cushion gas. Questar Pipeline could file with the FERC to recover some or all of this replacement cushion gas.

Questar Pipeline charges FERC approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of QPC costs are fixed and recovered through these demand charges.  Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers.  Operating costs that vary based on throughput are recovered through volumetric charges. Since demand charges are based on contract levels and volumetric charges are about 5%, period-to-period changes in firm-transportation volumes do not have a significant impact on earnings.

During first quarter 2004 Questar Pipeline obtained long-term contracts to support a $54 million expansion of its central Utah transmission system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility, and Questar Gas’s distribution system. Questar Pipeline will start construction in the summer of 2005 for a late-2005 in-service date.  Annual revenues from this expansion will be about $9.7 million.

About 10 Mdth per day of this capacity is the result of reconfiguring existing compression. One of the customers is willing to use this service as soon as it is available. FERC approval to reconfigure the compression has been granted and service is expected to start by year-end 2004.

Questar Pipeline also obtained a long-term contract supporting a $15 million extension from the west end of its Mainline 104 near Goshen, Utah to a new power plant being built near Mona, Utah. This 190 Mdth line is scheduled to be in-service by the end of 2004.  Annual revenues from this extension will be about $2.5 million.

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah.  The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

Operating and maintenance expenses increased 6% in the second quarter of 2004, 6% in the first half of 2004 and 7% in the 12 months ended June 30, 2004 over the corresponding 2003 periods. The increases for all periods presented were primarily for processing plant fuel gas, employee benefits, insurance and maintenance.  Operating and maintenance expenses per dth transported were $0.143 in the first half of 2004 compared with $0.128 in the first half of 2003.

Depreciation and property-tax expense increased in the 2004 periods, reflecting increased pipeline investment.

The western segment of the Southern Trails Pipeline, which runs from the California-Arizona border to Long Beach, California, is currently not in service. Questar Pipeline is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service. The Company is also discussing the sale of the pipeline to the Los Angeles Department of Water and Power. Questar Pipeline's investment in the western segment is approximately $51 million.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations” and recorded a cumulative effect that reduced net income by $133,000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities increased 21% in 2004 compared with 2003 due to changes in operating assets and liabilities.

Investing Activities

Capital expenditures increased 11% in 2004. Questar Pipeline expects capital expenditures of $45.4 million in 2004.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first half of 2004. The excess cash flow was used to repay debt. As a result total debt was 56% of total capital at June 30, 2004. The Company expects capital expenditures for 2004 will be funded from cash flow from operations.

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

Part II

OTHER INFORMATION

Item 5.  Other Information.

On May 18, 2004, Martin H. Craven, age 52, was elected to serve as the Company’s Treasurer, replacing S. E. Parks.  Mr. Parks will continue to serve as the Chief Financial Officer for Questar Pipeline.  Mr. Craven also serves as Treasurer of Questar Corporation and all affiliates.

Item 6.  Exhibits and Reports on Form 8-K.

a.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Pipeline's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

Questar Pipeline did not file a Current Report on Form 8-K during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

August 12, 2004

/s/A. K. Allred___________________________

Date

Alan K. Allred

President and Chief Executive Officer

August 12, 2004

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1

Certification signed by Alan K. Allred, the Questar Pipeline's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

August 12, 2004__________

/s/Alan K. Allred_________________________

Date

Alan K. Allred

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

August 12, 2004

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

#