Form 10-Q
period 2004-09-30
QUESTAR PIPELINE CO
filed 2004-11-12
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

P.O. Box 45360 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended September 30, 2004

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Page #

Item 1.

Financial Statements.

Consolidated Statements of Income for the three- and nine-months ended September 30, 2004 and 2003.

Condensed Consolidated Balance Sheets at September 30, 2004

and December 31, 2003.

Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2004 and 2003.

Notes Accompanying Consolidated Financial Statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

Item 4.

Controls and Procedures.

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

Signatures

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

Transmission operations are subject to regulation which can directly impact earnings primarily through a regulated return on rate base.  The Company monitors the allowed rate of return, its effectiveness in earning such a rate and initiates rate proceedings or operating changes as needed.  In addition in the normal course of the regulatory environment, assets may be placed in service and historical test periods may need to be established before rate cases can be filed.  Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases.  Because of this process, Questar Pipeline may temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief.

Increased regulatory requirements relating to the integrity of pipelines will require Questar Pipeline to spend additional money to comply with these requirements.  Questar Pipeline’s system is subject to extensive laws and regulations related to pipeline integrity.  For example recent federal legislation signed into law in December 2002 includes new guidelines for the U.S. Department of Transportation (“DOT”) and pipeline companies in the areas of testing, education, training and communication.  Compliance with existing and recently executed regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future could significantly increase the amount of these expenditures.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and estimated quantities of gas and oil reserves; changes in rate-regulatory policies; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings.

#

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended	9 Months Ended
	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands)

REVENUES	$ 40,428	$ 37,881	$ 120,397	$ 115,167

OPERATING EXPENSES
Operating and maintenance	13,388	11,481	40,710	37,325
Depreciation	6,961	6,595	20,878	19,301
Other taxes	1,673	1,459	5,065	4,620

TOTAL OPERATING EXPENSES	22,022	19,535	66,653	61,246

OPERATING INCOME	18,406	18,346	53,744	53,921

Interest and other income (expense)	(3)	(171)	93	53

Debt expense	(5,554)	(5,623)	(16,706)	(17,009)

INCOME BEFORE CUMULATIVE EFFECT	12,849	12,552	37,131	36,965

Income taxes	4,813	4,695	13,750	13,713

INCOME BEFORE CUMULATIVE
EFFECT	8,036	7,857	23,381	23,252

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $78				(133)

NET INCOME	$ 8,036	$ 7,857	$ 23,381	$ 23,119

See notes accompanying consolidated financial statements

#

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 2,060	$ 2,951
Notes receivable from Questar	1,800
Accounts receivable	6,462	11,382
Materials and supplies, at lower
of average cost or market	5,365	2,395
Prepaid expenses and other	454	3,327
Total current assets	16,141	20,055

Property, plant and equipment	1,042,257	1,034,958
Less accumulated depreciation and
amortization	349,780	336,206
Net property, plant and equipment	692,477	698,752

Regulatory and other assets	26,385	31,338
Goodwill	4,185	4,185

	$ 739,188	$ 754,330

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 16,600	$ 49,500
Accounts payable and accrued expenses	18,758	11,346
Total current liabilities	35,358	60,846

Long-term debt	310,092	310,077
Deferred income taxes	116,778	107,929
Other long-term liabilities	13,300	16,824

Common shareholder's equity
Common stock	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	115,075	110,069
Total common shareholder's equity	263,660	258,654

	$ 739,188	$ 754,330

See notes accompanying consolidated financial statements

#

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$23,381	$ 23,119
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	21,730	20,219
Deferred income taxes	8,848	8,653
Net loss from asset sales	25	137
Cumulative effect of accounting change		133
	53,984	52,261
Change in operating assets and liabilities	13,666	16,820
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	67,650	69,081

INVESTING ACTIVITIES
Purchase of property, plant and equipment
	(14,159)	(18,333)
Cost of disposition of property,
plant and equipment	(1,307)	(975)
NET CASH USED IN INVESTING ACTIVITIES	(15,466)	(19,308)

FINANCING ACTIVITIES
Increase in notes receivable from Questar	(1,800)
Decrease in notes payable to Questar	(32,900)	(33,100)
Dividends paid	(18,375)	(17,625)

NET CASH USED IN FINANCING ACTIVITIES	(53,075)	(50,725)

Decrease in cash and cash equivalents	(891)	(952)
Beginning cash and cash equivalents	2,951	4,153
Ending cash and cash equivalents	$ 2,060	$ 3,201

See notes accompanying consolidated financial statements

#

QUESTAR PIPELINE COMPANY

NOTE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Questar Pipeline, with the exception of the condensed consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2003 financial statements to conform with the 2004 presentation.

The results of operations for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, due to the risk factors listed in the Forward-Looking Statements section of this report.  Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

#

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2004

(Unaudited)

Results of Operations

Questar Pipeline is a wholly-owned subsidiary of Questar Corporation (“Questar”).  Questar Pipeline provides Federal Energy Regulatory Commission (“FERC”) regulated interstate natural gas transmission and storage, and non-jurisdictional processing and gathering services. Following is a summary of financial results and operating information.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$18,345	$17,777	$ 54,227	$ 55,417
From affiliates	22,083	20,104	66,170	59,750
Total revenues	$40,428	$37,881	$120,397	$115,167
Operating income	$18,406	$18,346	$ 53,744	$ 53,921
Income before cumulative effect	$ 8,036	$ 7,857	$ 23,381	$ 23,252
Cumulative effect of accounting change				(133)
Net income	$ 8,036	$ 7,857	$ 23,381	$ 23,119

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	60,128	68,557	169,112	195,953
For Questar Gas	14,825	13,412	87,293	79,132
For other affiliated customers	5,506	6,786	14,974	15,989
Total transportation	80,459	88,755	271,379	291,074

Transportation revenue (per dth)	$0.33	$0.28	$0.29	$0.26

Questar Pipeline’s net income was $8.0 million in the third quarter of 2004 and $23.4 million in the first nine months of 2004 compared with $7.9 million in the third quarter of 2003 and $23.1 million in the first nine months of 2003.  The 2004 results reflect new firm-transmission contracts and higher natural gas liquid revenues offset by higher operating costs.

Questar Pipeline’s revenues grew 7% in the third quarter of 2004 and 5% in the first nine months ended September 30, 2004, compared with the year-earlier periods. Gas transportation volumes declined in the 2004 periods due to reduced demand for electric generation and lower interruptible transportation. These reductions were partially offset by increased volumes transported for Questar Gas due to colder weather. Following is a summary of major changes in Questar Pipeline’s revenues for the three months and nine months ended September 30, 2004, compared with the same periods of 2003.

#

	3 Months Ended September 30, 2004	9 Months Ended September 30, 2004
	(in thousands)

New transportation contracts	$1,176	$3,736
Expiration of transportation contracts	(381)	(874)
Change in liquid revenues	670	1,416
Change in gas-processing revenues	117	344
Other	965	608
Increase	$2,547	$5,230

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2003 for deliveries to the Kern River Pipeline at Roberson Creek and for increased deliveries to Questar Gas.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of September 30, 2004, Questar Pipeline had firm-transportation contracts of 1,644 Mdth per day compared with 1,655 Mdth per day as of December 31, 2003, and 1,614 Mdth per day as of September 30, 2003. The amounts include 80 Mdth per day capacity on the eastern segment of Southern Trails.  Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 9.1 years as of September 30, 2004.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities.  Questar Pipeline’s firm storage contracts had a weighted average remaining life of 7.4 years as of September 30, 2004.

Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from four to 15 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 15 years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges.  Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers.  Operating costs that vary based on throughput are recovered through volumetric charges. Since demand charges are based on contract levels and volumetric charges are about 5%, period-to-period changes in firm-transportation volumes do not have a significant impact on earnings.

Operating and maintenance expenses increased 17% in the third quarter of 2004 and 9% in the first nine months of 2004 over the corresponding 2003 periods.  The increases for all periods presented were primarily for processing plant fuel gas, employee benefits, insurance and maintenance.  Operating and maintenance expenses per dth transported were $0.150 in the first nine months of 2004 compared with $0.128 in the first nine months of 2003.

Depreciation and property-tax expenses increased in the 2004 periods reflecting increased pipeline investment.

Questar Pipeline is investigating a potential discrepancy of up to 11 bcf between the book volume of cushion gas at Clay Basin and indicated volumes of cushion gas in the storage reservoir based on pressure survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. The cause and significance of this discrepancy is unknown at this point. Possible explanations include errors in measurement, leaks in the storage reservoir or in wells that permit migration of gas outside of the reservoir, or physical changes in the character of the storage reservoir. Initial reviews of accounting and measurement data confirm the book volume.  Analysis to date has not revealed any leaks or gas migration. Additional tests and analysis, and reservoir modeling are underway to identify the cause and may continue for several years.  Pressure survey tests were conducted during October 2004 to evaluate the reservoir when it was nearly full.  The results of these tests are being evaluated. Questar Pipeline at this time does not know if the volume of gas actually in the reservoir is less than book volume. Questar Pipeline will not know the financial impact, if any, until the cause of the disparity is determined.  Investigations indicate that storage service obligations will continue to be met.

Questar Pipeline confirmed that the disparity first occurred in the mid-1990s, when the working capacity of the reservoir was expanded.  The disparity may be due to gas being pushed into portions of the reservoir that are ineffective.  The gas may still be in the reservoir but not detectible with short-duration pressure surveys.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir and not of loss of cushion gas, the financial impact may include some additional investment in cushion gas to meet service obligations.  If the discrepancy is due to lost-and-unaccounted-for-gas in the measurement process, Questar Pipeline would expense the cost of replacement gas and could file with the FERC to recover costs from customers.

During first quarter 2004 Questar Pipeline obtained long-term contracts to support a $54 million expansion of its central Utah transmission system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility, and Questar Gas’s distribution system.  Questar Pipeline will start construction in the summer of 2005 for a late-2005 in-service date.  On October 12, 2004, Questar Pipeline filed an application with the FERC to construct the expansion.  Annual revenues from this expansion will be about $9.7 million and net income of $800,000 in 2005.

Questar Pipeline also obtained a long-term contract supporting a $14 million extension from the west end of its Mainline 104 near Goshen, Utah to a new power plant being built near Mona, Utah. This 190 Mdth line is under construction and is scheduled to be in-service by the end of 2004.  This extension is expected to generate about $2.5 million of revenues and $800,000 of net income in 2005.

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah.  The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

The western segment of the Southern Trails Pipeline, which runs from the California-Arizona border to Long Beach, California, is currently not in service.  Questar Pipeline’s investment in this asset is approximately $51 million.  Questar Pipeline is actively seeking customers, including the Los Angeles Department of Water and Power (“LADWP”).  LADWP budgeted funds to acquire a gas pipeline and issued a request for proposal on October 21, 2004, for gas transportation service to a power-generation facility. Questar Pipeline believes the western segment is a unique solution for LADWP’s gas transportation needs and will file a response to the request for proposal by the end of November.

FERC Order No. 2004, which defines standards of conduct for transmission providers, became effective on September 22, 2004.  These standards of conduct are designed to ensure that employees engaged in transmission system operations function independently from employees of marketing and energy affiliates.  In addition a transmission provider must treat all transmission customers on a non-discriminatory basis and must not operate its transmission system to preferentially benefit its marketing or energy affiliates.  Questar Pipeline has determined that Market Resources, Questar E&P, Energy Trading and Wexpro are marketing or energy affiliates.  Base on clarification from the FERC, Questar Pipeline believes that Questar Gas is not an energy affiliate.  Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002 (the “Safety Act”).  This act and rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transmission pipelines located in high-consequence areas such as populated locations.  Questar Pipeline estimates that its annual cost to comply with the act will be approximately $1 million, not including costs of pipeline replacement, if necessary.

Questar Pipeline made an annual tracking filing with the FERC on November 28, 2003, to reflect an increase in its fuel-gas reimbursement percentage from 1.4% to 1.8%.  Several shippers intervened and protested the filing.  On December 31, 2003, the FERC accepted Questar Pipeline’s filing, effective January 1, 2004.  Subsequently several parties requested a rehearing of the December order.  The FERC held a technical rehearing conference on July 29, 2004, and allowed all parties to file comments.  The FERC will issue a decision on the rehearing requests, but there is no specific time frame for the decision.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations” and recorded a cumulative effect that reduced net income by $133,000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities decreased 2% in the first nine months of 2004 compared with the same period of 2003 due to changes in operating assets and liabilities.

Investing Activities

Capital expenditures decreased 23% in 2004 compared with 2003. Questar Pipeline budgeted capital expenditures of $45.4 million in 2004 and $102.3 million in 2005.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first nine months of 2004. The remaining cash flow was used to repay debt. As a result total debt was 55% of total capital at September 30, 2004. The Company expects capital expenditures for 2004 will be funded from cash flow from operations.

Item 4. Controls and Procedures.

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

November 10, 2004

/s/A. K. Allred___________________________

Date

Alan K. Allred

President and Chief Executive Officer

November 10, 2004

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

#

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Pipeline's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#

Exhibit No. 31.1.

#

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

November 10, 2004

/s/Alan K. Allred_________________________

Date

Alan K. Allred

President and Chief Executive Officer

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

November 10, 2004

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

#