Form 10-K
period 2004-12-31
QUESTAR PIPELINE CO
filed 2005-03-30
CIK 764044

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 (Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö

No   ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes            No   Ö

Aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004) $0.

On February 28, 2005, 4,309,427 shares of the registrant's Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services.)

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

#

#

TABLE OF CONTENTS

Heading

      Page #

PART I

Item 1.

BUSINESS

General

Glossary of Commonly Used Terms

SEC Filings and Website Information

Risk Management

Customers, Growth and Competition

Regulation

Clay Basin Storage Gas

Environmental Matters

Employees

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.

SELECTED FINANCIAL DATA (omitted)

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Item 8.

FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A.

CONTROLS AND PROCEDURES

Item 9B.

OTHER INFORMATION

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT (omitted)

Item 11.

EXECUTIVE COMPENSATION (omitted)

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDERS MATTERS (omitted)

Item 13.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS (omitted)

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act (Act) of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Pipeline Company (Questar Pipeline or the Company) expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Questar Pipeline’s natural gas-transportation and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: (1) set rates for natural gas transmission, storage, and related services; (2) set rules governing business relationships between the pipeline subsidiary and its affiliates; (3) approve new pipeline and storage-facility construction; and (4) establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability.

Questar Pipeline and its subsidiaries are subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline and its subsidiaries must comply with numerous and complex regulations governing their activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time, and can limit or prevent the Company from transporting and storing natural gas.

Questar Pipeline must incur significant costs to comply with new federal pipeline-safety regulations enacted in December 2002. The Company may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

Questar Pipeline results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; changes in credit ratings; and availability of financing.

FORM 10-K

ANNUAL REPORT, 2004

PART I

ITEM 1.  BUSINESS.

General

Questar Pipeline is an interstate pipeline company that provides natural gas-transportation and underground storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounting and other activities. The Company also provides gas-gathering and processing services.

Questar Pipeline is a wholly owned subsidiary of Questar Regulated Services Company (Regulated Services), which is a wholly owned subsidiary of Questar Corporation (Questar). It has significant relationships with Questar Gas Company (Questar Gas) and shares some officers in common with Regulated Services and Questar Gas. It also has relationships with Questar Market Resources, an affiliated company, and its subsidiaries.

Questar Pipeline and its subsidiaries own 2,497 miles of interstate pipeline with total daily capacity of 2,892 Mdth. Questar Pipeline's core-transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas in major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to the Questar Gas distribution system. In addition to this core system, Questar Pipeline, through a subsidiary, owns and operates the Southern Trails Pipeline, a 488-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground- storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and a processing plant in Price, Utah, which provides heat-content-management services for Questar Gas and natural gas-gathering services for third parties.

Glossary of Commonly Used Terms

cf

One billion cubic feet, a common unit of measurement of natural gas.

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water from 59 degrees to 60 degrees Fahrenheit.

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

   All references to “gas” in this report refer to natural gas.

Mcf

   One thousand cubic feet.

Mdth

One thousand decatherms.

MMdth

   One million decatherms.

SEC Filings and Website Information

Questar Pipeline files annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar Pipeline also regularly files other documents with the SEC. Investors can read and copy any materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and can obtain information about the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC also maintains a website that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Investors can also access financial and other information for Questar Pipeline at the Company's website at www.questar.com. Questar's website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics Policy.

Questar and each of its reporting subsidiaries make available, free of charge, through the website copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports Access to these reports is provided as soon as reasonably practicable after such reports are electronically filed with the SEC.

Risk Management

Questar Pipeline faces risks from changes in regulatory practice, credit risk of firm-capacity holders, damage to pipelines from third parties or natural causes, and bypass by other pipelines or gathering lines. In its storage operations, Questar Pipeline faces risks associated with performance of storage reservoirs or storage facilities.

Questar Pipeline mitigates these risks by actively participating in FERC regulatory proceedings, monitoring customer credit ratings and exercising its tariff rights including the requirement of prepayments, marking underground pipelines, monitoring construction activities near its facilities, and monitoring the performance of underground-storage facilities.

Questar Pipeline faces risk of recontracting firm capacity as contract terms expire. Questar Pipeline’s transportation system is nearly fully subscribed and firm contracts had a weighted-average remaining life of 9.3 years as of December 31, 2004. All of Questar Pipeline’s storage capacity is fully subscribed with a weighted-average remaining life of 7.4 years as of December 31, 2004.

Customers, Growth and Competition

Questar Gas remains Questar Pipeline's largest single transportation customer. During 2004, Questar Pipeline transported 116.5 MMdth for Questar Gas compared to 105.7 MMdth in 2003. Questar Gas has reserved firm-transportation capacity of 951 Mdth per day under long-term contracts, or about 60% of Questar Pipeline's reserved capacity, during the three coldest months of the year. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017.

Questar Pipeline also transported 220.5 MMdth for nonaffiliated customers to other pipelines including Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado and WIC. Questar Pipeline may be adversely affected by proposals before the FERC to establish natural gas-quality standards, specifically for hydrocarbon dew point. Questar Pipeline's tariff provides a higher hydrocarbon dew-point specification than other systems, which requires less processing by producers before natural gas volumes are delivered into Questar Pipeline's system. Other interstate pipelines require lower dew-point gas. As a consequence, Questar Pipeline must incur higher costs to blend lower dew-point-processed gas with wet gas and in some instances isolate processed gas for delivery to other pipelines. In effect, Questar Pipeline currently provides a bundled gas-transportation and dew-point-management service for its shippers. Questar Pipeline may need to restructure its tariff to unbundle these services.

During 2005, Questar Pipeline will expand its southern system in central Utah. This expansion, scheduled to be in service by the fourth quarter of the year, will add 102 Mdth of daily capacity under long-term contracts. Questar Pipeline received FERC approval for the expansion in January 2005. During 2004 Questar Pipeline installed a lateral pipeline to a power plant near Mona, Utah. This lateral will be in service during the first quarter of 2005. These projects will add about $3.0 million to 2006 earnings, the first full year of operations.

During 2003, Questar Pipeline increased its capacity for deliveries to Kern River by 150 Mdth per day through a new interconnect at Roberson Creek in southwestern Wyoming. Questar Pipeline also completed its Tie Line 112 expansion in late 2003. Questar Gas holds long-term contracts for 52 Mdth per day on this new line, which is expandable to 180 Mdth per day with additional compression. Tie Line 112 provided critical incremental supplies and operating flexibility during a period of record demand in early 2004.

Rocky Mountain producers, marketers and end users seek capacity on transmission systems that move gas to California (Kern River), the Pacific Northwest (Northwest Pipeline) and Midwestern markets (WIC, Colorado Interstate Gas). Questar Pipeline provides access for many producers to these third-party pipelines. Some parties, including Questar Gas Management, an affiliate of Questar Pipeline, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

Questar Pipeline seeks to extend and expand its core pipeline and storage business. Questar Pipeline and other pipelines have proposed projects to connect Piceance Basin (northwest Colorado) gas supplies with pipelines moving gas east out of Wyoming. Questar Pipeline has also proposed a project to move gas from the Piceance and Uinta Basin west to Kern River. Questar Pipeline is conducting open seasons to assess possible market support for these new projects. Questar Pipeline is also assessing the feasibility of a gas-storage project in western Wyoming.

In mid-2002 a Questar Pipeline subsidiary placed the eastern segment of the Southern Trails Pipeline into service. The eastern segment extends from the San Juan Basin to the California border. Capacity on this segment is fully committed under contracts that expire in mid-2008. Current market rates for transportation between these receipt and delivery points are less than current contract rates. When the existing contracts expire, Questar Pipeline’s subsidiary may have to lower rates to recontract capacity on this pipeline, which would reduce revenues and earnings.

Questar Pipeline has thus far failed to secure long-term contracts for the western segment of Southern Trails, which extends from the California border to Long Beach, California. Questar Pipeline has been working with the Los Angeles Department of Water and Power (LADWP) to develop a gas pipeline to serve a power-generation facility. LADWP budgeted funds to acquire a gas pipeline and issued a request for proposal in October 2004. Questar Pipeline responded to this request with a proposal to complete conversion and sell the western segment to LADWP. On February 28, 2005, LADWP notified Questar Pipeline of its intent to pursue the proposal, although it is uncertain whether negotiations will be successful. Conversion of the segment and extension to LADWP’s power-generation facilities will require significant additional investment on the order of $45 to $55 million. Questar Pipeline is negotiating with LADWP to insure that these costs are covered in any contract to put the line in service and sell the line to LADWP.

Regulation

FERC Order No. 2004, which defines standards of conduct for transmission providers, became effective on September 22, 2004. These rigorous new affiliate rules are designed to ensure that transmission-system employees function independently from employees of marketing and energy affiliates. In addition, a transmission provider must treat all transmission customers on a nondiscriminatory basis and will not be allowed to operate its transmission system to benefit its marketing or energy affiliates. Based on clarification from the FERC, Questar Pipeline has determined that Questar Market Resources’ subsidiaries, except Questar Gas Management, are marketing or energy affiliates. Questar Gas is not an energy affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This act and rules issued by the Department of Transportation (DOT) require interstate pipelines and local- distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transmission pipelines located in high-consequence areas such as population centers. Questar Pipeline filed a compliance plan with the FERC during 2004. Questar Pipeline estimates the annual compliance cost at $1 million, not including pipeline replacement, if necessary.

During the fourth quarter of 2004, Questar Pipeline received a FERC order in a case involving the annual Fuel Gas Reimbursement Percentage (FGRP). The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline is required to credit to transmission customers proceeds from selling natural gas liquids recovered from its dew-point facilities at the Kastler plant in northeastern Utah. See Item 7. of this report for additional information about the FGRP.

Clay Basin Storage Gas

Questar Pipeline continues to investigate a potential discrepancy of up to 9 bcf between the book volume of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a value of $99.7 million. Questar Pipeline has not determined if any gas is missing from the reservoir. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, are under way to identify the cause and may continue for several years. See Item 7. of this report.

Environmental Matters

See Item 3. Legal Proceedings in this report for a discussion of the Company's environmental matters.

Employees

At January 1, 2005, the Company had 173 employees. All were located in the United States. None of these employees is represented under collective bargaining agreements.

ITEM 2.  PROPERTIES.

Questar Pipeline has a maximum capacity of 2,892 Mdth per day and firm-capacity commitments of 1,643 Mdth per day. Questar Pipeline's transmission system includes 2,497 miles of transmission lines that interconnect with other pipelines. Its core system includes two segments, often referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Elberta, Utah. The transmission mileage includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary, and the 88 miles of Overthrust Pipeline owned by subsidiaries. The maximum-daily-capacity figures included above for Southern Trails and Overthrust are 88 Mdth and 899 Mdth, respectively. Questar Pipeline's system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter. Through a subsidiary, Questar Pipeline also owns 210 miles of pipeline comprising the western segment of the Southern Trails system, although this segment has not been placed in service. Questar Pipeline has major compression sites, including a complex near Rock Springs, Wyoming, that compresses gas volumes from the transmission system for delivery to other pipelines, including systems that move gas volumes east.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a certificated capacity of 117.5 bcf, including 53.5 bcf of working gas, and several smaller storage aquifers in northeastern Utah and western Wyoming.

Questar Pipeline’s subsidiary, Questar Transportation Services, owns nonjurisdictional processing and gathering facilities located in central Utah. The processing facilities remove carbon dioxide from coal-seam gas to meet Questar Gas’s heat-content requirements. Questar Gas has contracted for the firm capacity at the facilities and pays cost of service for the processing. There are 42 miles of gathering lines used to gather coal-seam gas production and deliver it to Questar Pipeline’s transportation facilities.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in a variety of pending legal disputes. Management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity. Questar Pipeline's regulatory proceedings involving fuel-gas reimbursement are discussed in Item 7. Other significant cases are discussed below.

Grynberg.  Questar affiliates are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.) involves qui tam claims filed by Grynberg under the federal False Claims Act and is substantially similar to the other cases filed against pipelines and their affiliates that have been consolidated for discovery and pre-trial discovery motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The Questar defendants have finished deposing Grynberg and filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. In other words, the Questar defendants argue that Grynberg cannot claim to be the "original source" of the information on which the allegations are based and failed to provide any information to the government before public disclosures occurred.

A special master has been handling the consolidated cases in order to expedite administrative matters. He held a hearing on the motions on March 17 and18, 2005.

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, and has additional claims of antitrust violations and fraud. In June 2001 the judge entered an order granting the Company’s motion filed by Questar defendants for partial summary judgment dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

The parties to the third case, Grynberg v. Questar Pipeline Co., No. 99090729CN (Dist. Ct. Utah), recently agreed to stay the proceedings, pending the resolution of some issues in the Wyoming case described above. The Utah case was originally filed by Grynberg against Questar Pipeline and other named Questar defendants in September of 1999. The case involves claims that Questar Pipeline mismeasured the heat content of natural gas volumes attributable to Grynberg's working interest in several wells in southwestern Wyoming and committed fraud and breached fiduciary responsibilities owed him. The trial court judge granted summary judgment to the Questar defendants and dismissed Grynberg's claims. On appeal, the Utah Supreme Court substantially upheld the trial court's decision, but ruled that Grynberg was not collaterally estopped from presenting a contract-termination issue that had been previously ruled on by a Wyoming federal district court judge in the case described above and remanded the case to the trial court to determine whether any contractual claims remain.

Environmental Matters.

Questar Pipeline received a Notice of Violation from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD) dated February 3, 2005, in conjunction with its operation of a tank battery in Rio Blanco County, Colorado. Specifically, the Colorado agency alleged that Questar Pipeline violated applicable environmental regulations by failing to obtain the necessary permit and complying with the best available control technology. Questar Pipeline is involved in ongoing discussions with APCD. Questar Pipeline has not been advised of penalties and other assessments, but anticipates that these may exceed $100,000.

In addition, Questar Pipeline is listed as a "responsible party" at other sites involving hazardous wastes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s outstanding shares of common stock, $1.00 par value, are currently owned by Regulated Services. Information concerning dividends paid on such stock and the Company’s ability to pay dividends is reported in the Consolidated Statements of Shareholder’s Equity and Notes to the Consolidated Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Questar Pipeline provides FERC-regulated interstate natural gas transportation and storage, and nonjurisdictional processing and gathering services.

Questar Pipeline earned $27.6 million in 2004 compared with $30.2 million in 2003. The 2004 results were lower by $3.0 million after tax as a result of an order to credit to transportation customers certain revenues from the sale of liquids recovered from gas processing. A more detailed discussion of the FERC decision follows. Net income declined in 2003 compared with 2002 because increased operating expenses and lower capitalized costs for construction projects offset a 7% increase in transportation volumes and a 10% growth in revenues. The cumulative effect of implementing SFAS 143 reduced Questar Pipeline 2003 net income by $133,000. Following is a summary of financial results and operating information.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$105,464	$103,579	$ 93,007
Storage	37,690	37,616	37,673
Carbon-dioxide processing	7,348	7,281	6,241
Liquid revenues and other	5,977	8,362	5,954
Total revenues	156,479	156,838	142,875

Operating expenses
Operating and maintenance	55,654	53,249	49,593
Depreciation and amortization	28,235	26,141	22,149
Other taxes	6,557	6,352	4,948
Total operating expenses	90,446	85,742	76,690
Operating income	$ 66,033	$ 71,096	$ 66,185

OPERATING STATISTICS
Natural gas-transportation volumes (in Mdth)
For unaffiliated customers	220,514	251,665	245,119
For Questar Gas	116,454	105,720	111,692
For other affiliated customers	18,803	26,224	6,044
Total transportation	355,771	383,609	362,855
Transportation revenue (per dth)	$0.30	$0.27	$0.26
Firm daily-transportation demand at December 31, (Mdth)	1,643	1,655	1,543

Revenues

Questar Pipeline’s revenues were flat in 2004 versus 2003 after increasing by 10% in 2003 versus 2002. Revenues include sales to affiliates. Following is a summary of major changes in Questar Pipeline’s revenues.

	Change in Revenues
	2003 to 2004	2002 to 2003
	(in thousands)

Transportation revenues
New transportation contracts	$ 4,300	$ 4,900
Expiration of transportation contracts	(1,300)	(2,100)
Eastern segment of Southern Trails in service June 2002		8,100
Changes in interruptible transportation and other	(1,100)	(300)
Carbon-dioxide processing		1,000
Liquid revenues and other
Change in liquid revenues before credit	2,500	1,800
Credit of liquid revenues	(4,700)
Other changes	(100)	600
Increase (decrease)	$ (400)	$14,000

Questar Pipeline added new transportation capacity and contracts in 2003 for deliveries to Kern River Pipeline at Roberson Creek near the regional market hub at Opal, Wyoming, and for increased deliveries to Questar Gas. Questar Pipeline did not increase transportation capacity during 2004.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of December 31, 2004, Questar Pipeline had firm-transportation contracts of 1,643 Mdth per day compared with 1,655 Mdth per day as of December 31, 2003, and 1,543 Mdth per day as of December 31, 2002. The amounts include 80 Mdth per-day capacity on the eastern segment of Southern Trails, which was placed in service in June 2002. Questar Pipeline’s firm-transportation contracts had a weighted-average remaining life of 9.3 years as of December 31, 2004.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility was 100% contracted as of December 31, 2004. One contract expires in the first quarter of 2005 but is expected to be resold. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas-storage facilities. Questar Pipeline’s firm-storage contracts had a weighted-average remaining life of 7.4 years as of December 31, 2004.

Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from four to 15 years, and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 15 years.

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual fuel-gas-reimbursement percentage As a result Questar Pipeline recorded a revenue reduction in 2004 of $4.7 million, which included $2.3 million for prior years, as a potential credit to customers. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline is required to credit to transmission customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew-point facilities at the Kastler plant in northeastern Utah. Questar Pipeline has filed a request for rehearing with the FERC. Questar Pipeline believes that any credit to customers should be reduced by the plant’s cost of service. Until the issue is resolved, Questar Pipeline will continue to accrue a potential liability equal to any liquid revenues from the dew-point plant.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight fixed-variable rate design. Under this rate design all fixed costs of providing service, including depreciation and return on investment, are recovered through a fixed-reservation charge per unit of contracted-transportation capacity, or a demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Operating costs that vary based on throughput are recovered through volumetric charges. Since demand charges are based on contract levels and volumetric charges are about 5% of the total customer charge, period-to-period changes in firm-transportation volumes do not have a significant impact on earnings.

Questar Transportation Services, a subsidiary of Questar Pipeline, owns nonjurisdictional gathering lines and a processing plant near Price, Utah. Transportation Services built the plant in 1999 for Questar Gas to remove carbon dioxide from gas prior to delivery to Questar Pipeline. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

Expenses

Operating and maintenance expenses increased 5% in 2004 compared with 2003 and 7% in 2003 compared with 2002. The increases were primarily due to higher employee-benefit costs, and higher costs associated with maintenance and continued marketing of the western segment of the Southern Trails Pipeline. Operating and maintenance expenses per dth transported were $0.156 in 2004 compared with $0.139 in 2003 and $0.137 in 2002.

Depreciation expense increased 8% in 2004 over 2003 and 18% in 2003 over 2002, reflecting increased pipeline investment.

Interest and other income (loss)

In 2003 the sale of equipment resulted in a $0.7 million pretax loss causing 2003 interest and other income to be lower compared to 2004 and 2002.

Earnings of unconsolidated affiliates

In 2002 Questar Pipeline sold its interest in the TransColorado Pipeline and acquired the remaining interest in Overthrust Pipeline. The Company’s share of the TransColorado partnership’s earnings was a pretax profit of $6.9 million. Earnings from the Overthrust Pipeline were $0.9 million in 2002.

Debt Expense

Lower debt balances and lower interest rates in 2004 compared with 2003 and 2003 compared with 2002 resulted in a declining debt expense.

Income Taxes

The effective combined federal and state income tax rate was 37.3% in 2004, 36.9% in 2003, and 35.4% in 2002.

Clay Basin Storage

Questar Pipeline continues to investigate a potential discrepancy of up to 9 bcf between the book volumes of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a value of $99.7 million. Questar Pipeline has not determined if any gas is missing from the reservoir. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, are under way to identify the cause of the potential discrepancy and may continue for several years. The gas may still be in the reservoir but not detectible with short-duration pressure surveys. Pressure-survey tests were conducted during October 2004 to evaluate the reservoir when it was nearly full. The preliminary results of these tests show that the discrepancy may not be significant. This potential discrepancy has not affected Questar Pipeline’s ability to meet its obligations to storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir, the financial impact may include some additional investment in cushion gas to meet service obligations. If the discrepancy is due to lost-and-unaccounted-for-gas in the measurement process, Questar Pipeline would expense the cost of replacement gas and could file with the FERC to recover costs from customers.

New Long-Term Contracts

During first-quarter 2004 Questar Pipeline signed long-term contracts to support a $54 million expansion of its southern system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility, and Questar Gas’s distribution system. Questar Pipeline will start construction in the summer of 2005 for a late-2005 in-service date. On January 21, 2005, the FERC granted a certificate for the expansion.

Questar Pipeline has a long-term contract supporting a $14 million extension from the west end of its Mainline 104 near Goshen, Utah, to a new power plant near Mona, Utah. Construction was completed in December 2004 on this 190-Mdth-per-day line and service should begin during the first quarter of 2005.

Southern Trails

The eastern segment of the Southern Trails line, which runs between the San Juan Basin and the California border, was placed into service in mid-2002. Capacity on this segment is fully contracted, although these contracts expire in mid-2008. At this time, market-transportation rates between the receipt and delivery points are less than current contract rates. Earnings on the eastern segment may decrease when these contracts expire.

The western segment of the Southern Trails line, which runs from the California-Arizona border to Long Beach, California, is currently not in service. Questar Pipeline’s investment is approximately $51 million. Additional investment would be required to complete the conversion of the pipeline from a liquid pipeline to a natural gas pipeline and make connections to customers. The Los Angeles Department of Water and Power budgeted funds to acquire a gas pipeline to serve a power-generation facility and issued a request for proposal on October 21, 2004. Questar Pipeline filed a response to the request in November 2004. On February 28, 2005, LADWP notified Questar Pipeline of its intent to pursue the proposal, although it is uncertain whether negotiations will be successful.

Regulation

FERC Order No. 2004, which defines standards of conduct for transmission providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transmission-system operations function independently from employees of marketing and energy affiliates. In addition, a transmission provider must treat all transmission customers on a non-discriminatory basis and must not operate its transmission system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Questar Market Resources subsidiaries except Questar Gas Management are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This act and the rules issued by the Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transmission pipelines located in high-consequence areas such as densely populated locations. Questar Pipeline’s plan for complying with the act was filed with the DOT during 2004. Questar Pipeline estimates that its annual cost to comply with the act will be approximately $1 million, not including costs of pipeline replacement, if necessary.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers have filed comments with the FERC protesting the FGRP level. Questar Pipeline is working with the protesting shippers to resolve this issue.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Net income	$27,596	$30,169	$32,608
Noncash adjustments to net income	36,788	40,257	48,005
Changes in operating assets and liabilities	12,766	949	(17,251)
Net cash provided from operating activities	$77,150	$71,375	$63,362

Net cash provided from operating activities increased 8% in 2004 compared with 2003 and increased 13% in 2003 compared with 2002. The increase in 2004 was driven primarily from lower accounts receivable and higher accounts payable. The 2003 increase was due primarily from timing differences in settlements with vendors.

Investing Activities

During 2004, Questar Pipeline completed a new pipeline extension to a power plant in Mona, Utah and began an expansion of its southern system. Following is a summary of capital expenditures for 2004 and 2003, and a forecast of 2005 expenditures:

	Year Ended December 31,
	2005 Forecast	2004	2003
		(in thousands)

Transportation system	$83,400	$27,828	$17,883
Storage	14,900	1,971	1,286
Southern Trails Pipeline	800	52	121
Gathering and processing	100	438	500
General	2,700	1,826	2,564
	101,900	32,115	22,354
Capital expenditure accruals		(2,052)	1,433
Total capital expenditures	$101,900	$30,063	$23,787

Financing Activities

Net cash flow provided from operating activities exceeded the sum of net capital expenditures and dividends paid by $24.5 million in 2004 and $24.1 million in 2003. The Company used surplus cash flow generated from operations to repay short-term debt borrowed from Questar.

Short-term borrowings amounted to $28.0 million at December 31, 2004, compared with $49.5 million a year earlier. The weighted-average interest rate at December 31 was 2.42% in 2004 and 1.30% in 2003.

Questar Pipeline’s consolidated capital structure consisted of 56% combined short- and long-term debt and 44% common shareholder’s equity at December 31, 2004. A year earlier debt represented 58% and shareholder’s equity 42% of capitalization. Moody’s and Standard & Poor’s have rated Questar Pipeline senior-unsecured debt A2 and A+, respectively. Moody’s ratings are designated as stable while the Standard & Poor’s ratings carry a negative outlook qualifier.

At December 31, 2004, the Company reported negative working capital as a result of using short-term borrowings to finance capital expenditures.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2004.

	Payments Due by Year
	Total	2005	2006-2007	2008-2009	After 2009
	(in millions)

Long-term debt	$310.4			$58.3	$252.1
Operating leases	5.6	$0.7	$1.4	1.4	2.1
Total	$316.0	$0.7	$1.4	$59.7	$254.2

Critical Accounting Policies, Estimates and Assumptions

Questar Pipeline’s significant accounting policies are described in Note 1 accompanying the consolidated financial statements included in Item 8. of this report. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

The FERC establishes rates for the storage and transportation of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows SFAS 71, "Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The FERC has accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 accompanying the consolidated financial statements in Item 8. for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Pipeline’s primary market-risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on changes in productive capacity in natural-gas reservoirs and changes in market demand for natural gas. The Company faces the risk that transportation, storage, processing and gathering contracts may not be obtained or renewed to recover the full cost of facilities.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those customers that pose unfavorable credit risks. All customers posing such concerns were current on their accounts at December 31, 2004. Questar Pipeline’s largest customers include Questar Gas, ChevronTexaco, Williams Energy Services, ConocoPhillips, PacifiCorp and Dominion Exploration and Production.

Interest-Rate Risk

Questar Pipeline’s long-term debt has fixed-interest rates. The fair value of fixed-rate debt changes as interest rates fluctuate. As the need arises, the Company borrows funds on a short-term basis with variable-interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Page No.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income, three years ended December 31, 2004

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Common Shareholders' Equity, three years ended

December 31, 2004

Consolidated Statements of Cash Flows, three years ended December 31, 2004

Notes Accompanying Consolidated Financial Statements

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 3 to the financial statements, Questar Pipeline Company and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

/s/ Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

March 3, 2005

#

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
REVENUES
From unaffiliated customers	$67,844	$74,981	$66,275
From affiliates	88,635	81,857	76,600
TOTAL REVENUES	156,479	156,838	142,875

OPERATING EXPENSES
Operating and maintenance	55,654	53,249	49,593
Depreciation and amortization	28,235	26,141	22,149
Other taxes	6,557	6,352	4,948
TOTAL OPERATING EXPENSES	90,446	85,742	76,690

OPERATING INCOME	66,033	71,096	66,185

Interest and other income (loss)	202	(426)	515
Earnings from unconsolidated affiliates			7,800
Debt expense	(22,242)	(22,622)	(23,995)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	43,993	48,048	50,505

Income taxes	16,397	17,746	17,897

INCOME BEFORE CUMULATIVE EFFECT	27,596	30,302	32,608

Cumulative effect of accounting change for asset-retirement obligations, net of income taxes of $78		(133)

NET INCOME	$27,596	$30,169	$32,608

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,007	$2,951
Notes receivable from Questar	2,900
Accounts receivable	7,840	8,829
Accounts receivable from affiliates	2,011	2,553
Materials and supplies, at lower of average cost or market	3,411	2,395
Prepaid expenses and other	3,366	3,327
TOTAL CURRENT ASSETS	22,535	20,055

PROPERTY, PLANT AND EQUIPMENT
Transportation	675,402	655,814
Storage	229,475	227,873
Processing	35,784	35,735
General and intangible	52,016	46,417
Construction work in progress	62,353	69,119
	1,055,030	1,034,958
Less accumulated depreciation and amortization	355,407	336,206
NET PROPERTY, PLANT AND EQUIPMENT	699,623	698,752

OTHER ASSETS
Regulatory assets	11,803	12,894
Goodwill	4,185	4,185
Other noncurrent assets	16,839	18,704
TOTAL OTHER ASSETS	32,827	35,783

	$754,985	$754,590

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31,
	2004	2003
	(in thousands)
CURRENT LIABILITIES
Note payable to Questar	$28,000	$49,500
Accounts payable and accrued expenses
Accounts and other payables	11,081	3,420
Accounts payable to affiliates	4,783	3,075
Rate-refund obligation	4,710
Federal income taxes	899	3,108
Interest	1,743	1,743
Total accounts payable and accrued expenses	23,216	11,346
TOTAL CURRENT LIABILITIES	51,216	60,846

LONG-TERM DEBT	310,096	310,077

DEFERRED INCOME TAXES	115,321	107,923

OTHER LONG-TERM LIABILITIES	16,602	17,090

COMMITMENTS AND CONTINGENCIES – Note 9

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share;
authorized 25,000,000 shares; issued
and outstanding 6,550,843 shares	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	113,165	110,069
TOTAL COMMON SHAREHOLDER’S EQUITY	261,750	258,654

	$754,985	$754,590

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balance at January 1, 2002	$6,551	$142,034	$94,292
2002 net income			32,608
Dividends paid			(23,500)
Balance at December 31, 2002	6,551	142,034	103,400
2003 net income			30,169
Dividends paid			(23,500)
Balance at December 31, 2003	6,551	142,034	110,069
2004 net income			27,596
Dividends paid			(24,500)
Balance at December 31, 2004	$6,551	$142,034	$113,165

See notes accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net income	$27,596	$30,169	$32,608
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	29,354	27,313	23,116
Deferred income taxes	7,398	12,087	22,755
Earnings from unconsolidated affiliates,
net of cash distributions			(984)
Net loss from asset sales	35	724	162
Cumulative effect of accounting change		133
Impairment of partnership interest			2,956
	64,383	70,426	80,613
Changes in operating assets and liabilities
Accounts receivable	1,531	(1,602)	335
Materials and supplies	(1,016)	(242)	248
Prepaid expenses and other	(39)	(40)	(2,613)
Accounts payable and accrued expenses	7,317	(4,001)	(9,301)
Rate-refund obligation	4,710
Federal income taxes	(2,209)	6,373	(4,138)
Other assets	2,975	(7,986)	(429)
Other liabilities	(502)	8,447	(1,353)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	77,150	71,375	63,362

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(30,063)	(23,787)	(95,259)
Other investments			(5,448)
Total capital expenditures	(30,063)	(23,787)	(100,707)
Proceeds from disposition of assets	1,869	10	107,978
NET CASH (USED IN) PROVIDED FROM INVESTING ACTIVITIES	(28,194)	(23,777)	7,271

FINANCING ACTIVITIES
Change in note receivable from Questar	(2,900)
Change in short-term debt			(100,000)
Change in note payable to Questar	(21,500)	(25,300)	56,500
Dividends paid	(24,500)	(23,500)	(23,500)
NET CASH USED IN FINANCING ACTIVITIES	(48,900)	(48,800)	(67,000)
Change in cash and cash equivalents	56	(1,202)	3,633
Beginning cash and cash equivalents	2,951	4,153	520
Ending cash and cash equivalents	$3,007	$2,951	$4,153

See notes accompanying consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is an interstate pipeline company that provides natural gas transportation and underground storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides gas-gathering and processing services. Questar Pipeline is a wholly owned subsidiary of Questar Regulated Services, which is a wholly owned subsidiary of Questar Corporation.

Principles of Consolidation

The consolidated financial statements contain the accounts of Questar Pipeline Company and subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions of Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. Questar Pipeline may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Regulation

Questar Pipeline is regulated by the Federal Energy Regulatory Commission (FERC). The FERC establishes rates for the storage and transportation of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The financial statements of Questar Pipeline are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates.

Regulatory Assets and Liabilities

Questar Pipeline may be permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate-regulated businesses. Gains and losses on the reacquisition of debt by Questar Pipeline are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 10 years as of December 31, 2004. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries was deferred and amortized over a five-year period, which will conclude in 2005. Questar Pipeline is allowed to recover certain deferred taxes from customers. A liability has been recorded for postretirement medical costs allowed in rates that exceed actual costs.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

Notes Receivable from Questar

Notes receivable from Questar represent interest bearing demand notes for cash loaned to Questar until needed in the Company's operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. The Company has not capitalized future-abandonment costs on a majority of its long-lived transportation assets due to a lack of a legal obligation to abandon the assets and to an indeterminable date of abandonment. If required, an obligation will be recognized when an abandonment date is known.

The provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. For depreciation purposes, major categories of fixed assets in the gas-transportation and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31, 2004, 2003 and 2002 were 3.4%, 3.2% and 3.2%, respectively.

As of December 31, 2004, the Company held about $0.1 million of intangible assets with indefinite lives. Intangible assets subject to amortization, primarily rights of way for pipelines, amounted to $9.7 million, net of accumulated amortization of $2.1 million. The weighted-average amortization period was 33 years.

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than its carrying value. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Goodwill and Other Intangible Assets

 Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment at a minimum of once a year or when a triggering event occurs. Annual impairment tests are conducted in the fourth quarter. If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment. These are debt and equity portions of AFUDC. Equity AFUDC amounted to $0.1 million in 2004, zero in 2003 and $3.1 million in 2002 and is included in Interest and Other Income in the Consolidated Statements of Income. Debt expense was reduced by $0.1 million, $0.1 million and $1.1 million in 2004, 2003 and 2002, respectively.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Pipeline accounts for income tax expense on a separate-return basis and records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated income tax return. Deferred income taxes have been provided for temporary differences caused by differences between the book and tax-carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Questar Pipeline uses the deferral method to account for investment-tax credits as required by regulatory commissions.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS 153 “Exchanges of Nonmonetary Assets, an amendment of APBO 29” to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APBO 29, “Accounting for Nonmonetary Exchanges,” which established a narrow exception from fair-value measurement for nonmonetary exchanges of similar productive assets. SFAS 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 apply to nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact on Questar Pipeline’s financial position or results of operations.

Reclassifications

Certain reclassifications were made to prior-year consolidated financial statements to conform with the 2004 presentation of other long-term liabilities and capital expenditure accruals.

Note 2 – Rate-Refund Obligation

Questar Pipeline Fuel-Gas Reimbursement

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual fuel-gas reimbursement percentage (FGRP). As a result Questar Pipeline recorded a revenue reduction in 2004 of $4.7 million, which included $2.3 million for prior years, as a potential credit to customers. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline is required to credit to transmission customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew point facilities at the Kastler plant in northeastern Utah. Questar Pipeline has filed a request for rehearing with the FERC. Questar Pipeline believes that any credit to customers should be reduced by the plant’s cost of service. Until the issue is resolved, Questar Pipeline will continue to accrue a potential liability equal to any liquid revenues from the dew point plant.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers have filed comments with the FERC protesting the FGRP level. Questar Pipeline is working with the protesting shippers to resolve this issue.

Note 3 – Asset-Retirement Obligations (ARO)

On January 1, 2003, Questar adopted SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to gas processing plants and other above-ground facilities. The fair value of abandonment costs is estimated and depreciated over the life of the related assets. ARO are adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate.

Changes in asset-retirement obligations for the 12 months ended December 31 were as follows.

	2004	2003
	(in thousands)

Balance at January 1,	$251	$238
Accretion	14	13
Balance at December 31,	$265	$251

Excluding the cumulative effect of implementation, the pro forma net-income effect of the retroactive application of SFAS 143 as of January 1, 2002, would not have been material. The pro forma ARO as of January 1, 2002, was $0.2 million.

Note 4 – Investment in Unconsolidated Affiliates

Questar Pipeline, indirectly through subsidiaries, had interests in businesses accounted for on the equity basis. Overthrust Pipeline Co. and TransColorado Gas Transmission Co. conducted transportation activities. The remaining interest in Overthrust was acquired in 2002 and is included in the consolidated financial statements. TransColorado was sold in 2002. Summarized results of the partnerships representing 100% interest are listed below.

Year Ended December 31,
2002
(in thousands)

Revenues	$24,992
Operating income	14,732
Income before income taxes	14,791

Note 5 – Regulatory Assets and Liabilities

The Company has regulatory assets and liabilities. Questar Pipeline recovers these costs but does not receive a return on these assets. A list of regulatory assets follows.

	December 31,
	2004	2003
	(in thousands)

Cost of reacquired debt	$7,077	$7,661
Early retirement costs	255	4,215
Income taxes recoverable from customers	3,591	612
Other	880	406
	$11,803	$12,894

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates which exceeded actual charges. The balance as of December 31 was $3.6 million in 2004 and $3.2 million in 2003. Questar Pipeline has a regulatory liability for a refund of income taxes to customers amounting to $0.6 million and $1.3 million at December 31, 2004, and 2003, respectively. The balance will be refunded to customers through 2016.

Note 6 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar amounted to $28.0 million with an interest rate of 2.42% and $49.5 million with an interest rate of 1.30% at December 31, 2004 and 2003, respectively.

Questar Pipeline’s long-term debt amounted to $310.4 million consisting of medium-term notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. Maturities of long-term debt in the next five years are $58.3 million in 2008. All notes are unsecured obligations and rank equally with all other unsecured liabilities. There are no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $21.3 million in 2004, $21.7 million in 2003 and $24.9 million in 2002.

Note 7 – Financial Instruments and Risk Management

The carrying values and estimated fair values of Questar Pipeline’s financial instruments were as follows.

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 3,007	$ 3,007	$ 2,951	$ 2,951
Notes receivable from Questar	2,900	2,900

Financial liabilities
Notes payable to Questar	$ 28,000	$ 28,000	$ 49,500	$105,500
Long-term debt	310,400	348,953	310,400	351,331

The Company used the following methods and assumptions in estimating fair values.

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 8 – Income Taxes

Details of Questar Pipeline's income tax expense and deferred-income taxes are provided in the following tables. The components of income taxes were as follows.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal
Current	$ 5,806	$ 5,511	($124)
Deferred	8,102	10,855	17,570
State
Current	2,825	192	(2,703)
Deferred	(336)	1,188	3,154
	$16,397	$17,746	$17,897

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows.

	Year Ended December 31,
	2004	2003	2002

Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	3.7	1.9	0.6
Other	(1.4)		(0.2)
Effective income tax rate	37.3%	36.9%	35.4%

Significant components of the Company's deferred income taxes were as follows.

	December 31,
	2004	2003
	(in thousands)
Deferred-tax liabilities:
Property, plant and equipment	$112,045	$106,198
Employee benefits and compensation costs	3,276	2,699
	115,321	108,897
Deferred-tax assets:
Tax credits carried forward		974
Deferred income taxes – noncurrent	$115,321	$107,923

Cash paid for income taxes was $8.9 million and $4.9 million in 2004 and 2002, respectively. The Company received a $0.2 million refund in 2003.

Note 9 – Commitments and Contingencies

There are various legal proceedings against the Company and its affiliates. Management believes that the outcome of these cases will not have a material effect on the Company's financial position, operating results or liquidity.

Note 10 - Rate Regulation

FERC Order 2004

FERC Order No. 2004, which defines standards of conduct for transmission providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transmission system operations function independently from employees of marketing and energy affiliates. In addition, a transmission provider must treat all transmission customers on a non-discriminatory basis and must not operate its transmission system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Questar Market Resources subsidiaries except Questar Gas Management are marketing or energy affiliates. Questar Gas is not an energy affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Note 11 – Employee Benefits

Pension Plan

Most Questar Pipeline employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $1.4 million in 2004, $1.5 million in 2003 and $1.3 million in 2002.

Questar Pipeline’s portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2004 and 2003, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pension plan. Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $0.2 million in 2004 and 2002 and equaled costs in 2003.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2004 and 2003, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits

Eligible Questar Pipeline employees participate in Questar’s postemployment benefits plan. The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Pipeline’s postemployment liability at December 31 was $0.3 million in 2004 and 2003.

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution. The Company’s expense amounted to $0.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

Note 12 - Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $80.3 million in 2004, $75.6 million in 2003 and $73.2 million in 2002. The Company also received revenues from other affiliated companies totaling $8.3 million in 2004, $6.2 million in 2003 and $3.4 million in 2002.

Regulated Services provided administrative, technical, accounting, legal and regulatory support to Questar Pipeline at its cost. Regulated Services also received data processing and communication services from an affiliate, Questar InfoComm, which were allocated to Questar Pipeline. These same services will be provided by Questar Gas, an affiliated company, in 2005. Regulated Services charged Questar Pipeline $21.2 million in 2004, $19.1 million in 2003 and $19.4 million in 2002. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $3.6 million including $0.2 million for information technology charges in 2004, $3.1 million in 2003 and $2.0 million in 2002. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm provided data processing and communication services to Questar Pipeline. Direct charges paid by the Company to Questar InfoComm were $3.6 million in 2004, $7.8 million in 2003 and $7.2 million in 2002. In addition, Questar InfoComm charged Questar Pipeline $0.1 million in 2004, $0.4 million in 2003 and $0.7 million in 2002 that were capitalized.

Questar Pipeline has a 10-year lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.7 million per year for 2004, 2003, and 2002. The annual lease payment for each of the five years following 2004 will be $0.7 million.

The Company incurred debt expense payable to Questar of $0.4 million in 2004, $0.7 million in 2003 and $1.1 million in 2002 and received interest income amounting to $18,000 in 2004.

Note 13 - Disposition and Acquisition

Sale of TransColorado

On October 20, 2002, Questar Pipeline sold Questar TransColorado, Inc., the company owning Questar’s interest in the TransColorado Pipeline, for $105.5 million.

Partnership Interest Acquired

In 2002 Questar Pipeline and affiliates acquired the final 28% partnership interests in the Overthrust Pipeline Company for $5.4 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

a.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Act as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Act.

b.

Changes in Internal Controls. Since the Evaluation Date, there have not been any material changes in the Company’s internal controls or other factors that could materially affect such controls.

ITEM 9B.  OTHER INFORMATION.

There is no information to report in this section.

PART III

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst &Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar's consolidated group:

2004

2003

Audit Fees

$1,267,461

$562,147

Questar Pipeline Portion

241,732

115,760

Audit-related Fees

46,000

43,500

Questar Pipeline Portion

7,687

6,348

Tax Fees

3,725

9,875

Questar Pipeline Portion

591

1,649

All Other Fees

Questar Pipeline Portion

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8.

(b)  Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.

Description

  2.*1

Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102 filed February 27, 1985.)

  3.*

Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

  3.3.*

Bylaws (as amended on effective August 12, 2003). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 2003.)

  4.1.*2

Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

24.

 Power of Attorney.

31.1.

Certification signed by A. K. Allred, the Company’s Chief Executive Officer, pursuant  to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

31.2.

Certification signed by S. E. Parks, the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

_____________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

3Questar Line 90 Company has been merged with Questar Southern Trails Company and no longer exists as an entity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

QUESTAR PIPELINE COMPANY

   (Registrant)

By  /s/A. K. Allred

           A. K. Allred

           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/A. K. Allred

Chief Executive Officer;

A. K. Allred

Director (Principal

Executive Officer)

/s/S. E. Parks

Vice President and Chief

S. E. Parks

Financial Officer (Principal

Financial Officer)

/s/D. M. Curtis

Vice President and Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*A. K. Allred

Director

*Teresa Beck

Director

*R. Allan Bradley

Director; President and Chief Operating Officer

*L. Richard Flury

Director

*Gary G. Michael

Director

March 29, 2005

*By  /s/ A. K. Allred

       Date

  A. K. Allred, Attorney in Fact

Exhibits List

Exhibit No.

Description

  2.*1

Agreement of Transfer among Mountain Fuel Supply Company, Entrada Industries, Inc. and Mountain Fuel Resources, Inc., dated July 1, 1984. (Exhibit No. 2. to Registration Statement No. 2-96102 filed February 27, 1985.)

  3.*

Restated Articles of Incorporation dated November 17, 1995. (Exhibit No. 3. to Form 10-K Annual Report for 1995.)

  3.3.*

Bylaws (as amended on effective August 12, 2003). (Exhibit No. 3. to Form 10-Q Report for quarter ended June 30, 2003.)

  4.1.*2

Indenture dated as of August 17, 1998, with First Security Bank, N.A., as Trustee, for Debt Securities. (Exhibit No. 4.01. to Registration Statement on Form S-3 (No. 333-61621) filed August 17, 1998.)

24.

Power of Attorney.

31.1.

Certification signed by A. K. Allred, the Company’s Chief Executive Officer, pursuant  to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

31.2.

Certification signed by S. E. Parks, the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Act.

_____________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company's current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

3Questar Line 90 Company has been merged with Questar Southern Trails Company and no longer exists as an entity.

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Pipeline Company, hereby severally constitute A. K. Allred and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2004 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Pipeline Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2004 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

     Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2/08/05

K. O. Rattie

/s/A. K. Allred

Chief Executive Officer;

  2/08/05

A. K. Allred

Director

/s/R. Allan Bradley

President and

  2/08/05

R. Allan Bradley

Chief Operating Officer;

Director

/s/Teresa Beck__         _____

Director

  2/08/05

Teresa Beck

/s/L. Richard Flury

Director

  2/08/05

L. Richard Flury

/s/Gary G. Michael

Director

  2/08/05

Gary G. Michael

     Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 of Questar Pipeline Company;

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

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2005

By  /s/A. K. Allred

Date

       A. K. Allred

       President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I. S. E. Parks, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 of Questar Pipeline Company;

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

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2005

By  /s/S. E. Parks

Date

       S. E. Parks

       Vice President and Chief Financial Officer

#