Form 10-Q
period 2005-03-31
QUESTAR PIPELINE CO
filed 2005-05-16
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0307414 (IRS Employer Identification Number)

180 East 100 South P.O. Box 45360 Salt Lake City, Utah (Address of principal executive offices)	84145-0360 (Zip code)

(801) 324-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, $1.00 par value	6,550,843 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

GLOSSARY OF COMMONLY USED TERMS

FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Statements of Income for the three months ended

    March 31, 2005 and 2004

Condensed Consolidated Balance Sheets at March 31, 2005

    and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the three months ended

    March 31, 2005 and 2004

Notes Accompanying Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits

Signatures

GLOSSARY OF COMMONLY USED TERMS

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

cf

Cubic foot is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions – a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.73 pounds per square inch).

dew point

A specific temperature and pressure at which hydrocarbons condense to form a liquid.

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

   All references to “gas” in this report refer to natural gas.

Mcf

One thousand cubic feet.

Mdth

One thousand decatherms.

MMcf

One million cubic feet.

MMdth

One million decatherms.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Pipeline Company (Questar Pipeline or the Company) expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, but are not limited to, the following:

Questar Pipeline must comply with numerous regulations from the federal, state and local level

Questar Pipeline is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time, and can limit or prevent the Company from transporting and storing natural gas.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with federal law. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members, and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally, lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company’s costs of doing business on Native American tribal lands and have an impact on the viability of its gas and oil operations on such lands.

Questar Pipeline’s natural gas-transportation and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability.

Questar Pipeline must incur significant costs to comply with federal pipeline-safety regulations. Questar Pipeline may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

Other factors may affect Questar Pipeline’s results

Other factors may affect Questar Pipeline’s results such as changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; changes in credit ratings; and availability of financing.

The Company cannot predict these factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Questar Pipeline undertakes no obligation to update any forward-looking statement provided in this report.

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)

REVENUES
From unaffiliated customers	$ 17,912	$ 18,013
From affiliates	22,425	22,293
TOTAL REVENUES	40,337	40,306

OPERATING EXPENSES
Operating and maintenance	13,134	13,358
Depreciation and amortization	7,254	6,964
Other taxes	1,592	1,697

TOTAL OPERATING EXPENSES	21,980	22,019

OPERATING INCOME	18,357	18,287

Interest and other income	364	36
Debt expense	(5,543)	(5,597)

INCOME BEFORE INCOME TAXES	13,178	12,726

Income taxes	4,839	4,613

NET INCOME	$ 8,339	$ 8,113

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$ 3,007
Notes receivable from Questar	$ 4,700	2,900
Accounts receivable	5,652	7,840
Accounts receivable from affiliates	1,316	2,011
Materials and supplies, at lower
of average cost or market	8,934	3,411
Prepaid expenses and other	2,670	3,366
Total current assets	23,272	22,535
Property, plant and equipment	1,060,621	1,055,030
Less accumulated depreciation and amortization	362,740	355,407
Net property, plant and equipment	697,881	699,623
Regulatory assets	11,445	11,803
Goodwill	4,185	4,185
Other assets	16,701	16,839
	$ 753,484	$ 754,985

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 13
Notes payable to Questar	14,900	$ 28,000
Accounts payable and accrued expenses	27,387	18,433
Accounts payable to affiliates	4,660	4,783
Total current liabilities	46,960	51,216
Long-term debt	310,101	310,096
Deferred income taxes	116,178	115,321
Other long-term liabilities	16,531	16,602
COMMON SHAREHOLDER’S EQUITY
Common stock	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	115,129	113,165
Total common shareholder’s equity	263,714	261,750
	$ 753,484	$ 754,985
See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 8,339	$ 8,113
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	7,538	7,247
Deferred income taxes	857	2,650
Net gain from asset sales	(25)	(1)
	16,709	18,009
Change in operating assets and liabilities	9,681	12,508
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	26,390	30,517

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,274)	(3,899)
Proceeds from (cash used in) disposition of
property, plant and equipment	139	(312)
NET CASH USED IN INVESTING
ACTIVITIES	(8,135)	(4,211)

FINANCING ACTIVITIES
Checks in excess of cash balances	13
Increase in note receivable from Questar	(1,800)
Decrease in note payable to Questar	(13,100)	(22,600)
Dividends paid	(6,375)	(6,125)
NET CASH USED IN FINANCING
ACTIVITIES	(21,262)	(28,725)
Decrease in cash and cash equivalents	(3,007)	(2,419)
Beginning cash and cash equivalents	3,007	2,951
Ending cash and cash equivalents	$ -	$ 532

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

Questar Pipeline is a wholly owned subsidiary of Questar Corporation. The accompanying interim consolidated financial statements of Questar Pipeline have not been audited by an independent registered public accounting firm with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited consolidated financial statement at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to the risk factors listed in the Forward-Looking Statements section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Fuel-Gas Reimbursement Obligation

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual fuel-gas reimbursement percentage (FGRP). The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline is required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew point facilities at the Clay Basin storage field in northeastern Utah. Questar Pipeline has filed a request for rehearing with the FERC. Questar Pipeline believes that any credit to customers should be reduced by the plant’s cost of service. Until the issue is resolved, Questar Pipeline will continue to accrue a potential liability equal to any liquid revenues from the dew point plant. As of March 31, 2005, Questar Pipeline had reduced revenues by $5.2 million as a potential credit to customers, including $0.5 million recorded in the first quarter of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers have filed comments with the FERC protesting the FGRP level.

Note 3 – Questar Regulated Services Merger

Questar Pipeline’s parent company, Questar Regulated Services Company (Regulated Services), merged effective March 31, 2005 with Questar Gas Company (Questar Gas). Questar Gas was the surviving company. Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Pipeline and Questar Gas. Regulated Services was a wholly owned subsidiary of Questar. Questar Pipeline and Questar Gas became wholly owned subsidiaries of Questar as a result of the merger.

Note 4 – Recent Accounting Development

On March 30, 2005, the Financial Accounting Standards Board issued Interpretation 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated FIN 47 is effective no later than the year end 2005 for the Company. FIN 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Unaudited)

Questar Pipeline provides Federal Energy Regulatory Commission (FERC)-regulated interstate natural gas transportation and storage and non-jurisdictional processing and gathering services. Following is a summary of financial results and operating information.

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$26,586	$26,699
Storage	9,576	9,699
Carbon dioxide processing	1,782	1,843
Liquid revenues and other	2,393	2,065
Total revenues	40,337	40,306
Operating expenses
Operating and maintenance	13,134	13,358
Depreciation and amortization	7,254	6,964
Other taxes	1,592	1,697
Total operating expenses	21,980	22,019
Operating income	$18,357	$18,287

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	55,592	53,734
For Questar Gas	43,739	49,876
For other affiliated customers	1,976	4,260
Total transportation	101,307	107,870
Transportation revenue (per dth)	$0.26	$0.25
Firm-daily transportation demand at March 31, (in Mdth)	1,625	1,646

Questar Pipeline’s net income was $8.3 million in the first quarter of 2005 compared with $8.1 million in the first quarter of 2004. Revenues and expenses were flat in the 2005 period versus the prior-year period. The earnings increase reflected the capitalization of carrying costs on a construction project. Questar Pipeline continued to accrue for the potential refund of liquids revenue from the Kastler processing plant as required by a November 2004 order from the FERC.

Revenues

Gas transportation volumes declined in the first quarter of 2005 due to warmer weather in Questar Gas’s service area. Following is a summary of major changes in Questar Pipeline’s revenues for the three months ended March 31, 2005, compared with the same period of 2004.

3 Months Ended March 31, 2005 Compared with 2004
(in thousands)
Transportation
New transportation contracts	$ 452
Expiration of transportation contracts	(244)
Elimination of Gas Research Institute surcharge	(294)
Other transportation	(27)
Storage	(123)
Carbon dioxide processing	(61)
Liquid revenues and other
Change in liquid revenues before credit	618
Credit of Kastler liquid revenues	(464)
Other	174
Increase	$ 31

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2004 and 2005 for deliveries to the Kern River pipeline at Goshen, Utah.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of March 31, 2005, Questar Pipeline had firm-transportation contracts of 1,625 Mdth per day compared with 1,643 Mdth per day as of December 31, 2004, and 1,646 Mdth per day as of March 31, 2004. The amounts include 80 Mdth per day capacity on the eastern segment of Southern Trails. Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 8.8 years as of March 31, 2005.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Pipeline’s firm storage contracts had a weighted average remaining life of 8.5 years as of March 31, 2005.

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

Expenses

Operating and maintenance expenses decreased 2% in the first quarter of 2005 compared with the first quarter of 2004 primarily due to lower maintenance costs and elimination of the Gas Research Institute customer surcharge. Operating and maintenance expenses per dth transported were $0.130 in the first quarter of 2005 compared with $0.124 in the first quarter of 2004.

Depreciation expense increased in the 2005 first quarter reflecting increased pipeline investment.

Clay Basin Storage

Questar Pipeline continues to investigate a potential discrepancy of up to 9 bcf between the book volumes of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. Questar Pipeline has not determined if any gas is missing from the reservoir. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, are under way to identify, if possible, the cause of the potential discrepancy. Current reservoir modeling suggests that the gas may still be in the reservoir but not detectible with short-duration pressure surveys. Questar Pipeline conducted pressure-survey tests during October 2004 to evaluate the reservoir when it was nearly full. Interpretation of test results indicates that the discrepancy may not be significant. Additional tests were performed during April 2005. Questar Pipeline is integrating these tests into the reservoir model. This potential discrepancy has not prevented Questar Pipeline from meeting its obligations to storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir, the financial impact may include additional investment in cushion gas to meet service obligations. If the discrepancy is due to lost-and-unaccounted-for-gas related to the aggregate impact of about 30 years of measurement error or inaccuracy, Questar Pipeline would expense the original cost of the portion of cushion gas determined to be lost and could file with the FERC to recover costs from customers. The Company believes that the reasonable possible range of losses due to lost-and-unaccounted-for-gas in the measurement process is $0 to $8 million before recovery of costs from customers or income tax effects.

New Long-term Contracts

During first quarter 2004 Questar Pipeline obtained long-term contracts to support a $54 million expansion of its central Utah transportation system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility and Questar Gas’s distribution system. On January 21, 2005, the FERC approved the expansion. Questar Pipeline has started construction and expects a late-2005 in-service date.

Questar Pipeline also obtained a long-term contract supporting an $11 million extension from the west end of its Mainline 104 near Goshen, Utah to a new power plant near Mona, Utah. Construction on this 190-Mdth-per-day line was completed in December 2004 and service began in April 2005.

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah. The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

Southern Trails

The western segment of the Southern Trails line, which runs from the California-Arizona border to Long Beach, California, is currently not in service. Questar Pipeline’s investment is approximately $51 million. Additional investment would be required to complete the conversion of the pipeline from a liquid pipeline to a natural gas pipeline and make connections to customers. The Los Angeles Department of Water and Power (LADWP) budgeted funds to acquire a gas pipeline to serve a power-generation facility and issued a request for proposal on October 21, 2004. Questar Pipeline filed a response to the request in November 2004. On February 28, 2005, LADWP notified Questar Pipeline of its intent to pursue the proposal, although it is uncertain whether negotiations will be successful.

Regulation

FERC Order No. 2004, which defines standards of conduct for transportation providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transportation-system operations function independently from employees of marketing and energy affiliates. In addition, a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Questar Market Resources subsidiaries (unregulated subsidiaries of Questar) except Questar Gas Management Company are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This act and the rules issued by the Department of Transportation (DOT) require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. Questar Pipeline’s plan for complying with the act was filed with the DOT during 2004. Questar Pipeline estimates that its annual cost to comply with the act will be approximately $1 million, not including costs of pipeline replacement, if necessary.

Questar Pipeline made an annual Fuel Gas Reimbursement Percentage (FGRP) filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. The request was approved on December 30, 2004, on an interim basis subject to refund, pending final resolution of the 2004 FGRP proceeding. Several shippers have filed comments with the FERC protesting the FGRP level.

Debt rating downgrade.

In April 2005, Standard & Poor’s (S&P) downgraded Questar Pipeline’s long-term debt rating and Questar’s commercial paper rating. S&P set an “A-2” rating for Questar’s commercial paper and “A-” long-term debt ratings for Questar Pipeline. S&P assigned a “stable outlook” for each Questar entity.

S&P said that Questar’s growing exploration and production business benefits Questar Gas and Questar Pipeline when commodity prices are high, but exposes them to greater risk when prices are low.

Moody’s ratings for the Company’s debt were unchanged during the quarter.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Through ongoing evaluation of internal controls over financial reporting, management continues to implement procedures and controls to enhance the reliability of Questar Pipeline’s internal control procedures including planned improvements in financial closing and consolidation processes. However, there have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Questar Pipeline’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Pipeline Company’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Pipeline Company’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 16, 2005

/s/Alan K. Allred_____________________

Date

Alan K. Allred

Chief Executive Officer

May 16, 2005

/s/S. E. Parks_________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by Alan K. Allred, Questar Pipeline Company’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Alan K. Allred and S. E. Parks, Questar Pipeline Company’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

Exhibit 31.1

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Pipeline Company;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 16, 2005

By:    /s/A. K. Allred

        Date

A. K. Allred,

Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Pipeline Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 16, 2005

By    /s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company (the “Company”) on Form

10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Alan K. Allred, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

May 16, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

Chief Executive Officer

May 16, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#