Form 10-K/A
period 2004-12-31
QUESTAR PIPELINE CO
filed 2005-07-13
CIK 764044

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

On February 28, 2005, 6,550,843 shares of the registrant's Common Stock, $1.00 par value. (All shares are owned by Questar Regulated Services.)

Registrant meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

#

EXPLANATORY NOTE

Questar Pipeline Company (Questar Pipeline or the Company) inadvertedly omitted a Section 906 Certificate (Exhibit 32) and some required language in Part II Item 9A when it filed its Form 10-K for the year ended December 31, 2004, with the Securities and Exchange Commission on March 29, 2005. This amendment includes all items and exhibits originally filed on Form 10-K as well as Exhibit 32 and Exhibits 31.1 and 31.2.  Questar Pipeline is not making any changes to its financial statements.  This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 29, 2005.  The Company is including currently dated certifications as listed in revised Item 15.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day  of July 2005.

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

July 12, 2005

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

     Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2/08/05

K. O. Rattie

/s/A. K. Allred

Chief Executive Officer;

  2/08/05

A. K. Allred

Director

/s/R. Allan Bradley

President and

  2/08/05

R. Allan Bradley

Chief Operating Officer;

Director

/s/Teresa Beck__         _____

Director

  2/08/05

Teresa Beck

/s/L. Richard Flury

Director

  2/08/05

L. Richard Flury

/s/Gary G. Michael

Director

  2/08/05

Gary G. Michael

     Exhibit No. 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 as amended of Questar Pipeline Company;

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

July 12, 2005

By  /s/A. K. Allred

Date

       A. K. Allred

       Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I. S. E. Parks, certify that:

1.

I have reviewed this annual report on Form 10-K for 2004 as amended of Questar Pipeline Company;

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

July 12, 2005

By  /s/S. E. Parks

Date

       S. E. Parks

       Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Pipeline Company (the Company) on Form 10-K as amended for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

July 12, 2005

/s/Alan K. Allred_____________________

Date

Alan K. Allred

Chief Executive Officer

July 12, 2005

/s/S. E. Parks________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

#