Form 10-Q
period 2005-06-30
QUESTAR PIPELINE CO
filed 2005-08-11
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY
(Exact name of registrant as specified in charter)

    STATE OF UTAH                                                                                             87-0307414

(State of other jurisdiction of                                                            (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

180 East 100 South Street, P.O. Box 45360 Salt Lake City, Utah 84145-0360
(Address of principal executive offices)

Registrant's telephone number, including area code (801) 324-2400

                                  Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).  Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2005

       Common Stock, $1.00 par value

6,550,843 Shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended June 30, 2005

TABLE OF CONTENTS

Page No.

NATURE OF BUSINESS

3

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

4

SEC FILINGS AND WEBSITE

5

PART I. FINANCIAL INFORMATION

6

Item 1.

Financial Statements

6

Consolidated Statements of Income for the three and six months ended

6

    June 30, 2005 and 2004

Condensed Consolidated Balance Sheets at June 30, 2005

7

    and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the six months ended

8

    June 30, 2005 and 2004

Notes Accompanying the Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and

12

    Results of Operations

Item 4.

Controls and Procedures

15

PART II. OTHER INFORMATION

16

Item 6.

Exhibits

16

Signatures

16

#

NATURE OF BUSINESS

Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that provides natural gas-transportation and underground storage services in Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC). The Company also provides non-jurisdictional gas processing and gathering. Questar Pipeline is a wholly owned subsidiary of Questar Corporation (Questar) headquartered in Salt Lake City, Utah.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Pipeline’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

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

Questar Pipeline’s natural gas-transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability.

Questar Pipeline incurs significant costs to comply with federal pipeline-safety regulations. Questar Pipeline may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

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

GLOSSARY OF COMMONLY USED TERMS

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit at sea level.

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

Investors can also access financial and other information for Questar Pipeline at Questar’s website at www.questar.com. Questar’s website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics Policy.

Questar Pipeline makes available, free of charge through the website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the commission.

#

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
REVENUES
From unaffiliated customers	$19,087	$17,869	$36,999	$35,882
From affiliates	21,517	21,794	43,942	44,087
TOTAL REVENUES	40,604	39,663	80,941	79,969

OPERATING EXPENSES
Operating and maintenance	14,334	13,964	27,468	27,322
Depreciation and amortization	7,259	6,953	14,513	13,917
Other taxes	1,665	1,695	3,257	3,392

TOTAL OPERATING EXPENSES	23,258	22,612	45,238	44,631

OPERATING INCOME	17,346	17,051	35,703	35,338

Interest and other income	515	60	879	96
Debt expense	(5,567)	(5,555)	(11,110)	(11,152)

INCOME BEFORE INCOME TAXES	12,294	11,556	25,472	24,282

Income taxes	4,701	4,324	9,540	8,937

NET INCOME	$ 7,593	$ 7,232	$15,932	$15,345

See notes accompanying the consolidated financial statements.

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 5,525	$ 3,007
Notes receivable from Questar	6,000	2,900
Accounts receivable	7,413	7,840
Accounts receivable from affiliates	1,021	2,011
Materials and supplies, at lower
of average cost or market	4,299	3,411
Prepaid expenses and other	1,446	3,366
Total current assets	25,704	22,535
Property, plant and equipment	1,089,122	1,055,030
Less accumulated depreciation and amortization	369,433	355,407
Net property, plant and equipment	719,689	699,623
Regulatory assets	11,054	11,803
Goodwill	4,185	4,185
Other assets	12,496	16,839

	$ 773,128	$ 754,985

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 42,400	$ 28,000
Accounts payable and accrued expenses	23,854	18,433
Accounts payable to affiliates	2,983	4,783
Total current liabilities	69,237	51,216
Long-term debt	310,106	310,096
Deferred income taxes	116,884	115,321
Other long-term liabilities	11,969	16,602
COMMON SHAREHOLDER'S EQUITY
Common stock	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	116,347	113,165
Total common shareholder's equity	264,932	261,750

	$ 773,128	$ 754,985

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 15,932	$ 15,345
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	15,084	14,491
Deferred income taxes	1,563	5,690
Net gain from asset sales	(391)	(11)
	32,188	35,515
Change in operating assets and liabilities	8,903	9,700
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	41,091	45,215

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,268)	(10,221)
Proceeds from (cash used in) disposition of
property, plant and equipment	1,145	(447)
NET CASH USED IN INVESTING ACTIVITIES	(37,123)	(10,668)

FINANCING ACTIVITIES
Increase in note receivable from Questar	(3,100)
Increase (decrease) in notes payable to Questar	14,400	(24,000)
Dividends paid	(12,750)	(12,250)
NET CASH USED IN FINANCING ACTIVITIES	(1,450)	(36,250)

Change in cash and cash equivalents	2,518	(1,703)
Beginning cash and cash equivalents	3,007	2,951
Ending cash and cash equivalents	$ 5,525	$ 1,248

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Questar Pipeline have not been audited by an independent registered public accounting firm with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited consolidated financial statement at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to the factors listed in the Forward-Looking Statements and Risk Factors section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Fuel-Gas Reimbursement Percentage (FGRP)

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual FGRP. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline is required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew point facilities at the Kastler plant in northeastern Utah. Questar Pipeline has accrued a potential liability equal to any liquid revenues from the dew point plant. As of June 30, 2005, Questar Pipeline had reduced revenues by $5.4 million as a potential credit to customers, including $0.7 million recorded in the first half of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers have filed comments with the FERC protesting the FGRP level.

On June 17, 2005, Questar Pipeline filed an uncontested offer of settlement with the FERC to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement, which was negotiated with customers, contains the following terms: (a) The settlement will cover the period from June 1, 2005 through December 31, 2007. (b) No adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005. (c) One-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline. (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related costs and 0.15% of prior-period amortization of costs. If actual ongoing costs are less than the 1.95%, the difference will be shared equally with customers beginning January 2006.  The FERC approved the settlement on July 26, 2005. Questar Pipeline will record the impact of the settlement in third quarter 2005 results.

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

Note 4 – Recent Accounting Developments

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect the guidelines of FIN 47 will have a significant impact on its results of operations or financial position.

In June 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation is effective for Questar Pipeline beginning January 1, 2006 under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock-based compensation to certain Questar Pipeline employees. In December 2004 the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. The effective date for implementation of SFAS 123R is January 1, 2006, and alternative phase-in methods are allowed. Questar currently anticipates using the modified prospective phase-in method that requires entities to recognize compensation costs for all share-based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed.  The Company does not currently expect that any of the alternative phase-in methods for the recognition of stock-based compensation would have a material effect on its operating results or financial position.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Questar Pipeline’s net income was $7.6 million in the second quarter of 2005 compared with $7.2 million in the second quarter of 2004. For the first half of 2005, Questar Pipeline’s net income was $15.9 million compared with $15.3 million in the year-earlier period. Revenues increased in the 2005 periods due to new transportation contracts. The earnings increase in the first half of 2005 included $246,000 after-tax  from gains from the sale of assets and the capitalization of $249,000 of carrying costs on a construction project. Questar Pipeline continued to accrue for the refund of liquids revenue from the Kastler processing plant as required by a November 2004 order from the FERC. See Note 2 to the financial statements for a discussion of the FGRP filings with the FERC.

RESULTS OF OPERATIONS

Following is a summary of financial and operating results for the second quarter and first half of 2005 compared with the same periods of 2004.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$26,668	$26,275	$ 53,254	$ 52,974
Storage	9,254	9,277	18,830	18,976
Carbon dioxide processing	1,685	1,878	3,467	3,721
Liquid revenues and other	2,997	2,233	5,390	4,298
Total revenues	40,604	39,663	80,941	79,969
Operating expenses
Operating and maintenance	14,334	13,964	27,468	27,322
Depreciation and amortization	7,259	6,953	14,513	13,917
Other taxes	1,665	1,695	3,257	3,392
Total operating expenses	23,258	22,612	45,238	44,631
Operating income	$17,346	$17,051	$ 35,703	$ 35,338

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	61,403	55,250	116,995	108,984
For Questar Gas	26,212	22,592	69,951	72,468
For other affiliated customers	6,505	5,208	8,481	9,468
Total transportation	94,120	83,050	195,427	190,920
Transportation revenue (per dth)	$ 0.28	$ 0.32	$ 0.27	$ 0.28
Firm-daily transportation demand at June 30, (Mdth)	1,815	1,643

Revenues

Gas transportation volumes increased in the second quarter of 2005 and first half of 2005 over the prior year periods due to new transportation contracts and park and loan services. Following is a summary of major changes in Questar Pipeline’s revenues for the three and six months ended June 30, 2005, compared with the same periods of 2004.

	3 Months Ended June 30, 2005 Compared with 2004	6 Months Ended June 30, 2005 Compared with 2004
	(in thousands)
Transportation
New transportation contracts	$ 933	$1,385
Expiration of transportation contracts	(225)	(407)
Elimination of Gas Research Institute Surcharge	(186)	(478)
Other transportation	(129)	(220)
Storage	(23)	(146)
Carbon dioxide processing	(193)	(254)
Liquid revenues and other
Change in liquid revenues before credit	267	885
Credit of Kastler liquid revenues	(208)	(672)
Park and loan revenue	553	728
Other	152	151
Increase	$ 941	$ 972

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2004 and 2005 for deliveries to the Kern River pipeline at Goshen, Utah. In the second quarter of 2005, Questar Pipeline began service to an electric generation facility in central Utah.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of June 30, 2005, Questar Pipeline had firm-transportation contracts of 1,815 Mdth per day compared with 1,643 Mdth per day as of December 31, 2004, and June 30, 2004. The amounts include 80 Mdth per day capacity on the eastern segment of Southern Trails. The increase was primarily due to a new contract of 190 Mdth per day with an electric generation facility. Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 11.0 years as of June 30, 2005.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contract demand extends through mid 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Pipeline’s firm storage contracts had a weighted average remaining life of 8.4 years as of June 30, 2005.

Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from three to 14 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 13 years.

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

Expenses

Operating and maintenance expenses increased 3% in the second quarter of 2005 and 1% in the first half of 2005 compared with corresponding 2004 periods. The increases were primarily due to higher labor and labor overhead costs offset by the elimination of the Gas Research Institute customer surcharge. Operating and maintenance expenses per dth transported were $0.141 in the first half of 2005 compared with $0.143 in the first half of 2004.

Depreciation expense increased in the 2005 periods reflecting increased pipeline investment.

Clay Basin Storage

Questar Pipeline continues to investigate a potential discrepancy between the book volumes of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. Questar Pipeline believes the range of the potential discrepancy is 0 – 5 bcf. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, have narrowed the potential discrepancy Testing will continue in the fall and spring. This potential discrepancy has not prevented Questar Pipeline from meeting its obligations to storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir, the financial impact may include additional investment in cushion gas to meet service obligations. If the discrepancy is due to lost-and-unaccounted-for-gas related to the aggregate impact of about 30 years of lost-and-unaccounted-for gas, Questar Pipeline would expense the original cost of the portion of cushion gas determined to be lost and could file with the FERC to recover costs from customers. The Company believes that the reasonable possible range of losses due to lost-and-unaccounted-for gas is $0 to $8 million before recovery of costs from customers or income tax effects.

New Long-term Contracts

During first quarter 2004, Questar Pipeline obtained long-term transportation contracts to support a $54 million expansion of its central Utah transportation system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility and Questar Gas’s distribution system. On January 21, 2005, the FERC approved the expansion. As of June 30, 2005, construction of the expansion was about 70% complete. Questar Pipeline expects to begin service in the fourth quarter 2005.

Questar Pipeline also obtained a long-term contract supporting an $11 million extension from the west end of its Mainline 104 near Goshen, Utah 13 miles to a new power plant near Mona, Utah. Construction on this 190-Mdth-per-day line was completed in December 2004 and service began in April 2005.

Carbon Dioxide Processing Plant

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah. The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant.

Southern Trails

The western segment of the Southern Trails line, which runs from the California-Arizona border to Long Beach, California, is currently not in service except for the first 34 miles. Questar Pipeline’s investment is approximately $51 million. Additional investment would be required to complete the conversion of the pipeline from a liquid pipeline to a natural gas pipeline and make connections to customers. The Los Angeles Department of Water and Power (LADWP) budgeted funds in both the current and next budget years to acquire a gas pipeline to serve a power-generation facility.  LADWP issued a request for proposal on October 21, 2004. Questar Pipeline filed a response to the request in November 2004. On February 28, 2005, LADWP notified Questar Pipeline of its intent to pursue the proposal. To date no negotiations have taken place and Questar Pipeline withdrew its proposal effective August 3 to pursue other options. Questar Pipeline performed an impairment test for second quarter 2005 in accordance with the provisions of SFAS 144. Based on the results of the test, Questar Pipeline has concluded that no impairment is required based on current expectations.

Regulation

FERC Order No. 2004, which defines standards of conduct for transportation providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transportation-system operations function independently from employees of marketing and energy affiliates. In addition, a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Market Resources subsidiaries except Gas Management are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

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

#

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

QUESTAR PIPELINE COMPANY

(Registrant)

August 11, 2005

/s/Alan K. Allred_____________________

Date

Alan K. Allred

Chief Executive Officer

August 11, 2005

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

#

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2005;

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

August 11, 2005

By:

/s/A. K. Allred

        Date

A. K. Allred,

Chief Executive Officer

#

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2005;

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

August 11, 2005

By

/s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer

#

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

August 11, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

Chief Executive Officer

August 11, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#