Form 10-Q
period 2005-09-30
QUESTAR PIPELINE CO
filed 2005-11-10
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).  Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2005

       Common Stock, $1.00 par value

6,550,843 Shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarterly Period Ended September 30, 2005

TABLE OF CONTENTS

Page No.

NATURE OF BUSINESS

2

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

4

SEC FILINGS AND WEBSITE

5

PART I. FINANCIAL INFORMATION

5

Item 1.  Financial Statements

5

Consolidated Statements of Income for the three and nine months ended

5

    September 30, 2005 and 2004

Condensed Consolidated Balance Sheets at September 30, 2005

6

    and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended

7

    September 30, 2005 and 2004

Notes Accompanying the Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and

9

    Results of Operations

Item 4.  Controls and Procedures

13

PART II. OTHER INFORMATION

13

Item 6.  Exhibits

11

Signatures

13

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

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members, and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally, lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company’s costs of doing business on Native American tribal lands and have an impact on the viability of its gas and oil operations on such lands.

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

Investors can also access financial and other information for Questar Pipeline at Questar’s website at www.questar.com. Questar’s website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

Questar Pipeline makes available, free of charge through the website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the commission.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
REVENUES
From unaffiliated customers	$22,584	$18,345	$ 59,583	$ 54,227
From affiliates	20,182	22,083	64,124	66,170
TOTAL REVENUES	42,766	40,428	123,707	120,397

OPERATING EXPENSES
Operating and maintenance	13,522	13,388	40,990	40,710
Other taxes	1,686	1,673	4,943	5,065
Depreciation and amortization	7,340	6,961	21,853	20,878

TOTAL OPERATING EXPENSES	22,548	22,022	67,786	66,653

OPERATING INCOME	20,218	18,406	55,921	53,744

Interest and other income (expense)	193	(3)	1,072	93
Debt expense	(5,556)	(5,554)	(16,666)	(16,706)

INCOME BEFORE INCOME TAXES	14,855	12,849	40,327	37,131

Income taxes	5,632	4,813	15,172	13,750

NET INCOME	$ 9,223	$ 8,036	$ 25,155	$ 23,381

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 2,672	$ 3,007
Notes receivable from Questar	7,500	2,900
Accounts receivable	6,212	7,840
Accounts receivable from affiliates	2,526	2,011
Materials and supplies, at lower
of average cost or market	3,401	3,411
Prepaid expenses and other	800	3,366
Total current assets	23,111	22,535
Property, plant and equipment	1,108,001	1,055,030
Less accumulated depreciation and amortization	375,510	355,407
Net property, plant and equipment	732,491	699,623
Regulatory assets	11,269	11,803
Goodwill	4,185	4,185
Other assets	11,375	16,839

	$ 782,431	$ 754,985

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar	$ 48,700	$ 28,000
Accounts payable and accrued expenses	20,251	18,433
Accounts payable to affiliates	3,443	4,783
Total current liabilities	72,394	51,216
Long-term debt	310,111	310,096
Deferred income taxes	118,402	115,321
Other long-term liabilities	13,744	16,602

Common Shareholder’s Equity
Common stock	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	119,195	113,165
Total common shareholder's equity	267,780	261,750

	$ 782,431	$ 754,985

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 25,155	$ 23,381
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	22,705	21,730
Deferred income taxes	3,081	8,848
Net (gain) loss from asset sales	(383)	25
	50,558	53,984
Change in operating assets and liabilities	9,686	13,993
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	60,244	67,977

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(56,643)	(14,486)
Cash used in disposition of property, plant
and equipment	(911)	(1,307)
NET CASH USED IN INVESTING ACTIVITIES	(57,554)	(15,793)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(4,600)	(1,800)
Change in notes payable to Questar	20,700	(32,900)
Dividends paid	(19,125)	(18,375)
NET CASH USED IN FINANCING ACTIVITIES	(3,025)	(53,075)

Change in cash and cash equivalents	(335)	(891)
Beginning cash and cash equivalents	3,007	2,951
Ending cash and cash equivalents	$ 2,672	$ 2,060

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Questar Pipeline have not been audited by an independent registered public accounting firm with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited consolidated financial statements at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to the factors listed in the Forward-Looking Statements and Risk Factors section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2004.

Note 2 – Fuel-Gas Reimbursement Percentage (FGRP)

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual FGRP. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order, the FERC approved the FGRP but also ruled that Questar Pipeline was required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew point facilities at the Kastler plant in northeastern Utah. Questar Pipeline accrued a potential liability equal to any liquid revenues from the dew point plant. Through June 30, 2005, Questar Pipeline had reduced revenues by $5.4 million as a credit to customers, including $0.7 million recorded in the first half of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers filed comments with the FERC protesting the FGRP level.

On June 17, 2005, Questar Pipeline filed an uncontested offer of settlement with the FERC to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement with customers was approved July 26, 2005, and contains the following terms: (a) the settlement will cover the period from June 1, 2005 through December 31, 2007; (b) no adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005; (c) one-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline; and (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related costs and 0.15% of prior-period amortization of costs. If actual ongoing costs are less than the 1.95%, the difference will be shared equally with customers beginning January 2006. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.7 million and net income by $1.7 million.

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

Note 4 – Southern Trails

The western segment of the Southern Trails line, which runs from the California-Arizona border to Long Beach, California, is currently not in service except for the first 34 miles. Questar Pipeline’s investment is approximately $51 million. Additional investment would be required to complete the conversion of the pipeline from a liquid pipeline to a natural gas pipeline and make connections to customers. During the third quarter of 2005, Questar Pipeline withdrew its proposal with the Los Angeles Department of Water and Power to complete conversion of the pipeline for natural gas service. Questar Pipeline has been holding discussions with other potential purchasers of the pipeline. Depending upon the results of these discussions, Questar Pipeline may be required to recognize an impairment in the value of Southern Trails in the near term. The magnitude of any such impairment is not known but could be material. Questar Pipeline performed an impairment test for third quarter 2005 in accordance with the provisions of SFAS 144. Based on the results of the test, Questar Pipeline has concluded that no impairment is required based on current expectations.

Note 5 – Recent Accounting Developments

In July 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation is effective for Questar Pipeline beginning January 1, 2006 under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock-based compensation to certain Questar Pipeline employees. In December 2004 the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. After a phase-in period for SFAS 123R, pro forma disclosure will no longer be allowed. The Company’s effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under SFAS 123R. The Company currently anticipates using the modified prospective phase-in method that requires recognition of compensation costs for all share based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. The Company believes none of the alternative phase-in methods will have a material effect on operating results or financial position.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect the guidelines of FIN 47 will have a significant impact on its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Questar Pipeline net income increased 15% in the third quarter of 2005 compared to the 2004 period as a result of a settlement reached with shippers on the sharing of liquid revenues. Questar Pipeline net income increased 8% in the first nine months of 2005 due to the settlement and new transportation contracts.

RESULTS OF OPERATIONS

Following is a summary of Questar Pipeline’s financial and operating results for the third quarter and first nine months of 2005 compared with the same periods of 2004:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$26,643	$26,311	$ 79,897	$ 79,285
Storage	9,156	9,322	27,986	28,298
Carbon dioxide processing	1,405	1,946	4,872	5,667
Liquid revenues and other	5,562	2,849	10,952	7,147
Total revenues	42,766	40,428	123,707	120,397
Operating expenses
Operating and maintenance	13,522	13,388	40,990	40,710
Other taxes	1,686	1,673	4,943	5,065
Depreciation and amortization	7,340	6,961	21,853	20,878
Total operating expenses	22,548	22,022	67,786	66,653
Operating income	$20,218	$18,406	$ 55,921	$ 53,744

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	71,257	60,128	188,252	169,112
For Questar Gas	16,594	14,825	86,545	87,293
For other affiliated customers	9,072	5,506	17,553	14,974
Total transportation	96,923	80,459	292,350	271,379
Transportation revenue (per dth)	$ 0.27	$ 0.33	$ 0.27	$ 0.29
Firm-daily transportation demand at September 30, (Mdth)	1,832	1,643

Questar Pipeline’s net income was $9.2 million in the third quarter of 2005 compared with $8.0 million in the third quarter of 2004. For the first nine months of 2005, Questar Pipeline’s net income was $25.2 million compared with $23.4 million in the year-earlier period. Revenues increased in the 2005 period due to new transportation contracts and settlement of a liquids revenue sharing dispute with customers. See Note 2 in the Notes Accompanying the Consolidated Financial Statements in this report for a discussion of the settlement. The earnings increase in the first nine months of 2005 included $237,000 after-tax gains from the sale of assets and the capitalization of $899,000 of carrying costs on construction projects.

Revenues

Gas transportation volumes increased in the third quarter of 2005 and first nine months of 2005 over the prior year periods due to new transportation contracts. Following is a summary of major changes in Questar Pipeline’s revenues for the three and nine months ended September 30, 2005, compared with the same periods of 2004:

	3 Months Ended September 30, 2005 Compared with 2004	9 Months Ended September 30, 2005 Compared with 2004
	(in thousands)
Transportation
New transportation contracts	$ 996	$ 2,319
Expiration of transportation contracts	(450)	(1,082)
Elimination of Gas Research Institute surcharge	(100)	(578)
Other transportation	(114)	(47)
Storage	(166)	(312)
Carbon dioxide processing	(541)	(795)
Liquid revenues and other
Change in liquid revenues before credit	75	289
Reversal of credit of Kastler liquid revenues	2,723	2,723
Park and loan revenue	(227)	496
Other	142	297
Increase	$ 2,338	$ 3,310

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2004 and 2005 for deliveries to the Kern River pipeline at Goshen, Utah. In the second quarter of 2005, Questar Pipeline began service to an electric generation facility in central Utah.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of September 30, 2005, Questar Pipeline had firm-transportation contracts of 1,832 Mdth per day compared with 1,643 Mdth per day as of September 30, 2004. The increase was primarily due to a new contract of 190 Mdth per day with an electric generation facility. Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 10.9 years as of September 30, 2005.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contract demand extends through mid 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Pipeline’s firm storage contracts had a weighted average remaining life of 8.2 years as of September 30, 2005.

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

Expenses

Operating and maintenance expenses increased 1% in the third quarter of 2005 and 1% in the first nine months of 2005 compared with corresponding 2004 periods. The increases were primarily due to higher labor and labor overhead costs offset by the elimination of the Gas Research Institute customer surcharge. Operating and maintenance expenses per dth transported were $0.14 in the first nine months of 2005 compared with $0.15 in the first nine months of 2004. Operating and maintenance includes processing and storage costs.

Depreciation expense increased in the 2005 periods reflecting increased pipeline investment.

Clay Basin Storage

Questar Pipeline continues to investigate a potential discrepancy between the book volumes of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. Questar Pipeline believes the range of the potential discrepancy is 0 – 5 bcf. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, have narrowed the potential discrepancy. Testing will continue in the fall and spring. This potential discrepancy has not prevented Questar Pipeline from meeting its obligations to storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir, the financial impact may include additional investment in cushion gas to meet service obligations. If the discrepancy is due to lost-and-unaccounted-for-gas related to the aggregate impact of about 30 years of service, Questar Pipeline would expense the original cost of the portion of cushion gas determined to be lost and could file with the FERC to recover costs from customers. The Company believes that the reasonable possible range of losses due to lost-and-unaccounted-for gas is $0 to $8 million before recovery of costs from customers or income tax effects.

New Long-term Contracts

During first quarter 2004 Questar Pipeline obtained long-term transportation contracts to support a $54 million expansion of its central Utah transportation system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility and Questar Gas’s distribution system. On January 21, 2005, the FERC approved the expansion. As of September 30, 2005, construction of the expansion was nearly complete. Questar Pipeline began partial service in September 2005 and expects to begin full service in the fourth quarter 2005.

Carbon Dioxide Processing Plant

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah. The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for the plant’s firm capacity and pays the cost of service for operating the plant.

Regulation

FERC Order No. 2004, which defines standards of conduct for transportation providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transportation-system operations function independently from employees of marketing and energy affiliates. In addition, a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Questar Market Resources, Inc. subsidiaries except Questar Gas Management Co. are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

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

See Note 2 in the Notes Accompanying the Consolidated Financial Statements in this report for a discussion of the Fuel Gas Reimbursement Percentage filings with the FERC.

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

QUESTAR PIPELINE COMPANY

(Registrant)

November 10, 2005

/s/Alan K. Allred_____________________

Date

Alan K. Allred

Chief Executive Officer

November 10, 2005

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

Exhibit 31.1.

CERTIFICATION

I, A. K. Allred, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 10, 2005

/s/A. K. Allred

        Date

A. K. Allred,

Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 10, 2005

/s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Alan K. Allred, Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

November 10, 2005

/s/Alan K. Allred

          Date

Alan K. Allred

Chief Executive Officer

November 10, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer