Form 10-K
period 2005-12-31
QUESTAR PIPELINE CO
filed 2006-03-21
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

QUESTAR PIPELINE COMPANY

STATE OF UTAH                                        0-14147                               87-0307414

(State of other jurisdiction of            (Commission File No.)             (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

Phone:  (801) 324-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]      No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]      No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                               Accelerated filer [  ]                                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2005):  $0.

On February 28, 2006, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. (All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I

Item 1.

BUSINESS

Nature of Business

Environmental Matters

Employees

Item 1A.

RISK FACTORS

Item 1B.

UNRESOLVED STAFF COMMENTS

Item 2.

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

Item 6.

SELECTED FINANCIAL DATA (omitted)

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (omitted)

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Where You Can Find More Information

Questar Pipeline Company (Questar Pipeline or the Company) is a wholly owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Pipeline file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. The public may read and copy these reports and other materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains a website that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Interested parties can also access financial and other information via Questar’s website at www.questar.com. Questar and Questar Pipeline make available, free of charge, through the website copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Questar’s website also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

Finally, you may request a copy of filings, other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar Pipeline, 180 East 100 South Street, P.O. Box 45360, Salt Lake City, Utah 84145-0360 (telephone number (801) 324-2400).

Forward-Looking Statements

This Annual Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of this Annual Report;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Questar Pipeline undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

Glossary of Commonly Used Terms

B

Billion

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

cf

Cubic foot is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions – a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

dewpoint

A specific temperature and pressure at which hydrocarbons condense to form a liquid.

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

gas

All references to “gas” in this report refer to natural gas.

M

Thousand.

MM

Million.

natural gas liquids (NGL)

Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

reservoir

A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

wet gas

Unprocessed natural gas that contains a mixture of heavier hydrocarbons including ethane, propane, butane and natural gasoline.

FORM 10-K

ANNUAL REPORT, 2005

PART I

ITEM 1.  BUSINESS.

Questar Pipeline is an interstate pipeline company that provides natural gas-transportation and underground storage services in Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

Questar Pipeline and its subsidiaries own 2,499 miles of interstate pipeline with total daily capacity of 3,399 Mdth. Questar Pipeline’s core-transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas in six major Rocky Mountain producing areas. The core system includes Questar Pipeline which operates in northern and central Utah, northwestern Colorado and southwestern Wyoming, and Questar Overthrust Pipeline (Overthrust), also in southwestern Wyoming. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to an affiliated company, Questar Gas Company (Questar Gas), distribution system. In addition to this core system, Questar Pipeline, through a subsidiary, owns and operates the eastern segment of the Questar Southern Trails Pipeline (Southern Trails), a 488-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line. The western segment of Southern Trails that extends 210 miles from Essex to Long Beach, California is not in service.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground- storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and a processing plant near Price, Utah, which provides heat-content-management services for Questar Gas and carbon-dioxide extraction for third parties.

Customers, Growth and Competition

Questar Pipeline faces risk of recontracting firm capacity as contract terms expire. Questar Pipeline’s transportation system is nearly fully subscribed, and firm contracts had a weighted-average remaining life of 10.9 years as of December 31, 2005. All of Questar Pipeline storage capacity is fully contracted with a weighted-average remaining life of 8.0 years as of December 31, 2005.

Questar Gas remains Questar Pipeline’s largest transportation customer. During 2005, Questar Pipeline transported 116.3 MMdth for Questar Gas compared to 116.5 MMdth in 2004. Questar Gas has reserved firm-transportation capacity of 951 Mdth per day under long-term contracts, or about 50% of Questar Pipeline’s reserved capacity, during the three coldest months of the year. Questar Pipeline’s primary transportation agreement with Questar Gas will expire on June 30, 2017.

Questar Pipeline also transported 259.3 MMdth for nonaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company and other systems. Questar Pipeline may be adversely affected by proposals before the FERC to establish natural gas-quality standards, specifically for hydrocarbon dewpoint. Questar Pipeline’s tariff allows a higher hydrocarbon dewpoint specification than most other systems, which requires less processing by producers before natural gas volumes are delivered into Questar Pipeline’s system. As a consequence, Questar Pipeline must incur higher costs to blend lower dewpoint-processed gas with wet gas and in some instances isolate processed gas for delivery to other pipelines. In effect, Questar Pipeline currently provides a bundled gas-transportation and dewpoint-management service for shippers at certain delivery points. Questar Pipeline may need to restructure its tariff to unbundle these services.

During 2005, Questar Pipeline expanded its southern system in central Utah. This expansion was completed and placed into service in the fourth quarter of the year and added 102 Mdth of daily capacity under long-term contracts. Questar Pipeline received FERC approval for the expansion in January 2005. Also, Questar Pipeline began service to a new power plant near Mona, Utah in the second quarter of 2005. These projects will contribute about $3 million in net income per year.

Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California (Kern River), the Pacific Northwest (Northwest Pipeline) or Midwestern markets (Wyoming Interstate Company and Colorado Interstate Gas). Questar Pipeline provides access for many producers to these third-party pipelines. Some parties, including Gas Management, an affiliate of Questar Pipeline, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

Questar Pipeline seeks to extend and expand its core pipeline and storage business. Questar Pipeline has proposed to further expand its southern system in central Utah. In addition, Questar Pipeline and other pipelines have proposed projects to connect northwestern Colorado and southwestern Wyoming gas supplies with pipelines moving gas east out of Wyoming. Following successful open seasons in 2005, Questar Pipeline is finalizing contracts with customers to support these new projects. Questar Pipeline is also assessing the feasibility of a gas-storage project in western Wyoming.

Southern Trails.  In mid-2002, Southern Trails, a Questar Pipeline subsidiary, placed the eastern segment of Southern Trails into service. The eastern segment extends from the San Juan Basin to Essex, California. Capacity on this segment is fully committed under contracts that expire in mid-2008 and mid-2015.

The western segment of Southern Trails in California is currently not in service. Questar Pipeline is pursuing several options to sell or place this line in service.

See Note 4 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of an impairment of the western segment of Southern Trails.

Regulation

FERC Order No. 2004 requires employees engaged in transportation system operations to function independently from employees of marketing and energy affiliates. In addition, a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Market Resources is an affiliated company engaged in the energy business. Questar Pipeline has determined that all Questar Market Resources subsidiaries except Questar Gas Management, are marketing or energy affiliates. Questar Gas is an affiliate engaged in the gas distribution business. Questar Gas is not an energy or marketing affiliate.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. Questar Pipeline’s annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

Clay Basin Storage Gas.  See Results of Operation included in Item 7 of Part II of this Annual Report for discussion of Clay Basin storage gas loss.

Environmental Matters

See Legal Proceedings in Item 3 of Part I of this Annual Report for discussion of the Company’s environmental matters.

Employees

At January 1, 2006, the Company had 178 employees. All were located in the United States. None of these employees is represented under collective bargaining agreements.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Questar Pipeline is subject to complex regulations on many levels.  The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally, lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company’s costs of doing business on Native American tribal lands and have an impact on the viability of its transportation operations on such lands.

Questar Pipeline incurs significant costs to comply with federal pipeline-safety regulations. The Company may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

Questar Pipeline operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent in Questar Pipeline operations a variety of hazards and operating risks, such as fires, earthquakes, leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

FERC regulates interstate transportation of natural gas. Questar Pipeline’s natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. The FERC also has various affiliate rules that may cause the Company to incur additional costs of compliance.

Questar Pipeline is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies.  The Company relies on bank borrowing and access to public capital markets to finance a material portion of its operating activities. Also, Questar relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide capital to expand pipeline or storage facilities. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment grade ratings.

General economic and other conditions impact Questar Pipeline’s results.  Questar Pipeline’s results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties for exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Pipeline has a maximum capacity of 3,399 Mdth per day and firm-capacity commitments of 1,920 Mdth per day. Questar Pipeline’s transmission system includes 2,499 miles of transmission lines that interconnect with other pipelines. Its core system includes two segments, often referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. The transmission mileage includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary, and the 88 miles of Overthrust that is owned by a subsidiary. The maximum-daily-capacity figures included above for Southern Trails and Overthrust are 88 Mdth and 1,119 Mdth, respectively. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter. Southern Trails also owns 210 miles of pipeline comprising the western segment of the Southern Trails system, although this segment has not been placed in service. Questar Pipeline has major compression sites, including a complex near Rock Springs, Wyoming, that compress gas volumes from the transmission system for delivery to other pipelines, including systems that move gas volumes east.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah that has a certificated capacity of 117.5 Bcf, including 53.5 Bcf of working gas, and several smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline owns a processing plant in Price, Utah, and related gathering lines.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in a variety of pending legal disputes involving commercial litigation arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact on Questar Pipeline cannot be predicted with certainty, management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity. Questar Pipeline’s regulatory proceedings involving fuel-gas reimbursement are discussed in Item 8 of Part II of this Annual Report.

Grynberg.  Questar affiliates, including Questar Pipeline, are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. The only active case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.) involves qui tam claims filed by Grynberg under the federal False Claims Act and is substantially similar to the other cases filed against pipelines and their affiliates that have been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and Grynberg is not the “original source” of the information on which the allegations are based. The Special Master appointed in the case issued a Report and Recommendation to the district court recommending dismissal of the Questar defendants, except for one small entity acquired by Questar Gas after these cases were filed. The district court heard arguments on whether to adopt the Special Master’s Report on December 9, 2005. The district court has not issued a decision. Management is unable to determine a reasonable range of loss, if any, related to this matter.

Environmental Matters

Questar Pipeline received a Notice of Violation from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD) dated February 3, 2005, concerning its operation of a tank battery in Rio Blanco County, Colorado. Specifically, the Colorado agency alleged that Questar Pipeline violated applicable environmental regulations by failing to obtain the necessary permits and complying with the best available control technology. Questar Pipeline has reached a settlement with APCD to resolve the Notice of Violation by entering into a consent order requiring the payment of $319,000 and undertaking a supplemental environmental project with an economic value of $340,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s outstanding shares of common stock, $1.00 par value, are currently owned by Questar. Information concerning dividends paid on such stock and the Company’s ability to pay dividends is reported in the Consolidated Statements of Shareholder’s Equity and notes accompanying the consolidated financial statements included in Item 8 of Part II of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit the information in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY

Questar Pipeline reported net income of $24.4 million in 2005 compared to $27.6 million in 2004. Increased transportation capacity commitments and higher NGL sales prices drove 6% revenue growth. In 2005, Questar Pipeline recorded a $10.4 million after-tax asset impairment for the western segment of the company’s Southern Trails. Questar Pipeline earned $27.6 million in 2004 compared with $30.2 million in 2003. The 2004 results were lower by $3.0 million after tax as a result of an order to credit to transportation customers certain revenues from the sale of liquids recovered from gas processing. A more-detailed discussion of the FERC decision follows. The cumulative effect of implementing SFAS 143, an accounting rule governing the treatment of retirement costs of long-lived assets, reduced Questar Pipeline 2003 net income by $133,000.

RESULTS OF OPERATION

Following is a summary of Questar Pipeline’s financial and operating results:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$108,169	$105,464	$103,579

Storage	37,389	37,690	37,616
Carbon-dioxide processing	5,618	7,348	7,281
Liquid revenues and other	14,806	5,977	8,362
Total revenues	165,982	156,479	156,838

Operating expenses
Operating, maintenance, general and administrative	55,906	55,654	53,249
Depreciation and amortization	29,424	28,235	26,141
Impairment of the western segment of Southern Trails	16,000
Other taxes	5,764	6,557	6,352
Operating expenses	107,094	90,446	85,742
Operating income	$ 58,888	$ 66,033	$ 71,096

OPERATING STATISTICS
Natural gas-transportation volumes (Mdth)
For unaffiliated customers	259,290	220,514	251,665
For Questar Gas	116,279	116,454	105,720
For other affiliated customers	25,706	18,803	26,224
Total transportation	401,275	355,771	383,609
Transportation revenue (per dth)	$ 0.27	$ 0.30	$ 0.27
Firm daily transportation demand at December 31, (Mdth)	1,920	1,643	1,655

Questar Pipeline’s net income was $24.4 million in 2005 compared with $27.6 million in 2004 and $30.2 million in 2003. The 2005 results were reduced by $10.4 million after tax for an impairment of the western segment of Southern Trails. Revenues increased in 2005 due to new transportation contracts and settlement of a liquids revenue sharing dispute with customers. See Note 2 to the consolidated financial statements included in Item 8 of Part II in this Annual Report for a discussion of the settlement.

Revenues

Gas transportation volumes increased in 2005 over the prior year due to new transportation contracts. Following is a summary of major changes in Questar Pipeline’s revenues for 2005 compared with 2004 and 2004 compared with 2003:

#

	Change in Revenues
	2004 to 2005	2003 to 2004
	(in thousands)

Transportation revenues
New transportation contracts	$ 4,700	$ 4,300
Expiration of transportation contracts	(1,700)	(1,300)
Storage revenues	(300)	100
Changes in interruptible transportation and other	(300)	(1,100)
Carbon-dioxide processing	(1,700)	(100)
Liquid revenues and other
Change in liquid revenues before credit	5,600	2,500
Credit of liquid revenues	2,400	(4,700)
Other changes	800	(100)
Increase (decrease)	$ 9,500	$ (400)

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2004 and 2005 for deliveries to the Kern River pipeline at Goshen, Utah. In the second quarter of 2005, Questar Pipeline began service to an electric generation facility in central Utah.

Questar Pipeline’s existing transportation system is nearly fully contracted. As of December 31, 2005, Questar Pipeline had firm-transportation contracts of 1,920 Mdth per day compared with 1,643 Mdth per day as of December 31, 2004. The increase was primarily due to a new contract of 190 Mdth per day to serve an electric generation facility and 102 Mdth per day for an expansion of its southern system. Questar Pipeline began partial service on this expansion in September 2005 and full service in November 2005. Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 10.9 years as of December 31, 2005.

Questar Gas is Questar Pipeline’s largest transportation customer with firm transportation contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. Most of these contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground gas storage facility, the largest in the region, with working gas capacity of 53.5 Bcf. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Pipeline’s firm storage contracts had a weighted average remaining life of 8.0 years as of December 31, 2005.

Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from three to 14 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 13 years.

Questar Pipeline transportation and storage rates are based on straight-fixed-variable rate design and approved by the FERC. All fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. Fixed costs comprise about 95% of Questar Pipeline costs and are recovered through demand charges. Therefore, Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Variable operating costs based on throughput are recovered through volumetric charges. With straight-fixed variable rate design, period-to-period changes in firm-transportation volumes do not have a significant impact on earnings.

See Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of Questar Pipeline’s fuel-gas reimbursement percentage (FGRP) proceedings.

In addition to the changes in liquid revenues associated with the FGRP proceedings, 2005 liquid revenues increased $5.6 million over 2004 due to higher NGL prices and volumes.

Expenses

Operating, maintenance, general and administrative expenses were flat in 2005 compared with 2004 and increased 5% in 2004 compared with 2003. The increases were primarily due to higher labor and labor overhead costs offset by lower information technology and fuel gas costs. Operating, maintenance, general and administrative expenses per dth transported were $0.139 in 2005 compared with $0.156 in 2004 and $0.139 in 2003. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 4% in 2005 over 2004 and 8% in 2004 over 2003 reflecting increased pipeline investment.

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The company conducted additional pressure tests in April 2004, October 2004, April 2005 and October 2005 to validate the model.

The reservoir model indicates from 0 to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The gas loss is due to a combination of cumulative imprecision inherent in natural gas measurement devices and reservoir heterogeneity that impacts storage reservoir performance. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements.

Questar Pipeline has proposed to the FERC that the loss of gas be recorded as a reduction of native gas remaining in the reservoir which would not impact Questar Pipeline net income. Alternatively, if the FERC requires Questar Pipeline to adjust recoverable cushion gas, earnings could be reduced by about $3 million after taxes.

Carbon Dioxide Processing Plant

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah. The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas and other parties have contracted for the plant’s firm capacity and pay the cost of service for operating the plant.

Regulation

FERC Order No. 2004 requires employees engaged in transportation system operations to function independently from employees of marketing and energy affiliates. In addition, a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Market Resources subsidiaries except Gas Management are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. Questar Pipeline’s plan for complying with the Act was filed with the DOT during 2004. Questar Pipeline estimates that its annual cost to comply with the Act will be approximately $1 million, not including costs of pipeline replacement, if necessary.

Southern Trails

See Note 4 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of the impairment of the western segment of Southern Trails.

INVESTING ACTIVITIES

Following is a summary of Questar Pipeline’s capital expenditures for 2005 and 2004 and a forecast for 2006:

	Year Ended December 31,
	2006 Forecast	2005	2004
		(in thousands)

Transportation system	$100,700	$60,168	$27,828
Storage	17,300	3,378	1,971
Southern Trails	700	744	52
Gathering and processing	1,000	102	438
General	2,700	1,126	1,826
	122,400	65,518	32,115
Capital expenditure accruals		1,904	(2,052)
Total capital expenditures	$122,400	$67,422	$30,063

In 2005, Questar Pipeline completed a new pipeline extension to a power plant in Mona, Utah, and completed a 102 MMdth per day expansion of its southern transportation system.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMITMENTS

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2005:

	Payments Due by Year
	Total	2006	2007-2008	2009-2010	After 2010
	(in millions)

Long-term debt	$310.4		$58.3	$42.0	$210.1
Operating leases	4.6	$0.7	1.5	1.6	0.8
Total	$315.0	$0.7	$59.8	$43.6	$210.9

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Questar Pipeline’s significant accounting policies are described in Note 1 accompanying the consolidated financial statements included in Item 8 of Part II of this Annual Report. The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

The FERC establishes rates for the storage and transportation of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The FERC has accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 accompanying the consolidated financial statements in Item 8 of Part II in this Annual Report for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on changes in productive capacity in natural gas reservoirs and changes in market demand for natural gas. The Company faces the risk that transportation, storage, processing and gathering contracts may not be obtained or renewed to recover the full cost of facilities. Also, Questar Pipeline has market risk exposures arising from commodity price changes for NGL.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2005. Questar Pipeline’s largest customers include Questar Gas, PacifiCorp, Colorado Interstate Gas, EOG Resources and Anadarko Petroleum.

Interest-Rate Risk

Questar Pipeline had $310.4 million of fixed-rate long-term debt with a fair value of $336.3 million and $349.0 million at December 31, 2005 and 2004, respectively. The fair value of fixed-rate debt is subject to change as interest rates fluctuate. As the need arises, the Company borrows funds on a short-term basis with variable-interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income, three years ended December 31, 2005

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2005

Consolidated Statements of Cash Flows, three years ended December 31, 2005

Notes Accompanying the Consolidated Financial Statements

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the financial statements, Questar Pipeline Company and subsidiaries adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 27, 2006

#

#

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
REVENUES
From unaffiliated customers	$ 82,589	$ 67,844	$ 74,981
From affiliates	83,393	88,635	81,857
TOTAL REVENUES	165,982	156,479	156,838

OPERATING EXPENSES
Operating and maintenance	30,667	26,280	23,140
General and administrative	25,239	29,374	30,109
Depreciation and amortization	29,424	28,235	26,141
Impairment of western segment of Southern Trails	16,000
Other taxes	5,764	6,557	6,352
TOTAL OPERATING EXPENSES	107,094	90,446	85,742

OPERATING INCOME	58,888	66,033	71,096

Interest and other income (loss)	1,405	202	(426)
Interest expense	(22,326)	(22,242)	(22,622)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	37,967	43,993	48,048

Income taxes	13,561	16,397	17,746

INCOME BEFORE CUMULATIVE EFFECT	24,406	27,596	30,302

Cumulative effect of accounting change for asset-retirement obligations, net of income taxes of $78			(133)

NET INCOME	$ 24,406	$ 27,596	$ 30,169

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,938	$ 3,007
Notes receivable from Questar	9,200	2,900
Accounts receivable	9,344	7,840
Accounts receivable from affiliates	92	2,011
Materials and supplies, at lower of average cost or market	3,229	3,411
Prepaid expenses and other	3,532	3,366
Deferred income taxes – current		1,684
TOTAL CURRENT ASSETS	29,335	24,219

PROPERTY, PLANT AND EQUIPMENT
Transportation	735,547	675,402
Storage	233,868	229,475
Processing	35,631	35,784
General and intangible	53,027	52,016
Construction work in progress	43,439	62,353
	1,101,512	1,055,030
Less accumulated depreciation and amortization	381,387	355,475
NET PROPERTY, PLANT AND EQUIPMENT	720,125	699,555
OTHER ASSETS
Regulatory assets	10,715	11,810
Goodwill	4,185	4,185
Other noncurrent assets	10,019	16,907
TOTAL OTHER ASSETS	24,919	32,902

	$ 774,379	$ 756,676

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31,
	2005	2004
	(in thousands)
CURRENT LIABILITIES
Notes payable to Questar	$ 58,400	$ 28,000
Accounts payable and accrued expenses
Accounts and other payables	12,481	11,081
Accounts payable to affiliates	2,677	4,783
Rate-refund obligation		4,710
Federal income taxes	233	899
Interest	1,743	1,743
Total accounts payable and accrued expenses	17,134	23,216
Deferred income taxes – current	290
TOTAL CURRENT LIABILITIES	75,824	51,216

LONG-TERM DEBT	310,115	310,096

DEFERRED INCOME TAXES	112,206	117,005

OTHER LONG-TERM LIABILITIES	15,578	16,609

COMMITMENTS AND CONTINGENCIES – Note 10

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share;
authorized 25,000,000 shares; issued
and outstanding 6,550,843 shares	6,551	6,551
Additional paid-in capital	142,034	142,034
Retained earnings	112,071	113,165
TOTAL COMMON SHAREHOLDER’S EQUITY	260,656	261,750

	$774,379	$756,676

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings
	(in thousands)

Balance at January 1, 2003	$6,551	$142,034	$103,400
2003 net income			30,169
Dividends paid			(23,500)
Balance at December 31, 2003	6,551	142,034	110,069
2004 net income			27,596
Dividends paid			(24,500)
Balance at December 31, 2004	6,551	142,034	113,165
2005 net income			24,406
Dividends paid			(25,500)
Balance at December 31, 2005	$6,551	$142,034	$112,071

See notes accompanying the consolidated financial statements

#

#

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 24,406	$ 27,596	$ 30,169
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	30,486	29,354	27,313
Deferred income taxes	(2,825)	7,398	12,081
Net (gain) loss from asset sales	(380)	35	724
Impairment of western segment of Southern Trails	16,000
Cumulative effect of accounting change			133
	67,687	64,383	70,420
Changes in operating assets and liabilities
Accounts receivable	415	1,531	(1,602)
Materials and supplies	182	(1,016)	(242)
Prepaid expenses and other	(166)	(39)	(40)
Accounts payable and accrued expenses	1,198	7,317	(4,001)
Rate-refund obligation	(4,710)	4,710
Federal income taxes	(666)	(2,209)	6,373
Other assets	7,983	2,907	(8,125)
Other liabilities	(3,583)	(502)	8,592
NET CASH PROVIDED FROM OPERATING ACTIVITIES	68,340	77,082	71,375

INVESTING ACTIVITIES
Capital expenditures	(67,422)	(30,063)	(23,787)
Proceeds from asset dispositions	1,413	1,937	10
NET CASH USED IN INVESTING ACTIVITIES	(66,009)	(28,126)	(23,777)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(6,300)	(2,900)
Change in notes payable to Questar	30,400	(21,500)	(25,300)
Dividends paid	(25,500)	(24,500)	(23,500)
NET CASH USED IN FINANCING ACTIVITIES	(1,400)	(48,900)	(48,800)
Change in cash and cash equivalents	931	56	(1,202)
Beginning cash and cash equivalents	3,007	2,951	4,153
Ending cash and cash equivalents	$ 3,938	$ 3,007	$ 2,951

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Pipeline is a wholly owned subsidiary of Questar. The Company is an interstate pipeline company that provides natural gas transportation and underground storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treating services.

Principles of Consolidation

The consolidated financial statements contain the accounts of Questar Pipeline and subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and notes in conformity with GAAP requires management to formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas transportation and storage operations. Questar Pipeline may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

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

The consolidated financial statements of Questar Pipeline are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost allocation methods used in establishing rates.

Questar Pipeline may be permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate regulated businesses. See Note 6 to the consolidated financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2005 and 2004.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Notes Receivable from Questar

Notes receivable from Questar represent interest bearing demand notes for cash loaned to Questar until needed in the Company’s operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation assets due to a lack of a legal obligation to abandon the assets.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas transportation and storage operations are grouped together and depreciated on a straight line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation.

Average depreciation and amortization rates used in the 12 months ended December 31, 2005, 2004 and 2003 were 3.3%, 3.4%, and 3.2%, respectively.

Impairment of Long-Lived Assets

Properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than its carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Rights of way are examples of intangible assets. Intangible assets are either amortized or not amortized. Investments in pipeline rights of way have a definite life and are amortized. Goodwill and indefinite lived intangible assets are tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The FERC requires the capitalization of AFUDC during the construction period of rate regulated plant and equipment. These are debt and equity portions of AFUDC. Equity AFUDC amounted to $0.3 million in 2005, $0.1 million in 2004 and zero in 2003 and is included in Interest and Other Income in the Consolidated Statements of Income. Interest expense was reduced by $0.9 million, $0.1 million and $0.1 million in 2005, 2004, 2003, respectively.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Pipeline accounts for income tax expense on a separate return basis and records tax benefits as they are generated. Deferred income taxes have been provided for the temporary timing differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Questar Pipeline uses the deferral method to account for investment tax credits as required by regulatory commissions.

Recent Accounting Developments

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in 2005 did not have a significant impact on Questar Pipeline’s results of operation or financial position.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed effective date has been postponed. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock based compensation to certain Questar Pipeline employees. In December 2004, the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Pro forma disclosure will no longer be allowed. The effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under SFAS 123R. Questar intends to use the modified prospective phase-in method that requires recognition of compensation costs for all share based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. The Company believes that the modified prospective phase-in method will not have a material effect on the Company’s operating results or financial position.

Reclassifications

Certain reclassifications were made to prior year consolidated financial statements to conform with the 2005 presentation of current portion of deferred income taxes and regulatory assets and liabilities.

Note 2 – Rate Regulation

Fuel-Gas Reimbursement Percentage (FGRP)

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual FGRP. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order the FERC approved the FGRP but also ruled that Questar Pipeline was required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dewpoint facilities at the Kastler plant in northeastern Utah. Questar Pipeline accrued a potential liability equal to any liquid revenues from the dewpoint plant. Through June 30, 2005, Questar Pipeline had reduced revenues by $5.4 million as a credit to customers, including $0.7 million recorded in the first half of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers filed comments with the FERC protesting the FGRP level.

On June 17, 2005, Questar Pipeline filed an uncontested offer of settlement with the FERC to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement with customers was approved July 26, 2005, and contains the following terms: (a) the settlement will cover the period from June 1, 2005 through December 31, 2007; (b) no adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005; (c) one-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline; and (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related costs and 0.15% of prior period amortization of costs. If actual ongoing costs are less than the 1.95%, the difference will be shared equally with customers beginning January 2006. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.7 million and net income by $1.7 million.

The actual FGRP for the 12-month period ended September 30, 2005, was 1.73%. Pursuant to the settlement, Questar Pipeline reduced its FGRP for calendar year 2006 to 1.84% plus the 0.15% of prior period costs.

FERC Order 2004

FERC Order No. 2004, which defines standards of conduct for transmission providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transmission system operations function independently from employees of marketing and energy affiliates. In addition, a transmission provider must treat all transmission customers on a nondiscriminatory basis and must not operate its transmission system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Market Resources subsidiaries except Gas Management are marketing or energy affiliates. Questar Gas is not an energy affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

Note 3 – Questar Regulated Services Merger

Questar Pipeline’s prior parent company, Questar Regulated Services Company (Regulated Services), merged effective March 31, 2005 with Questar Gas. Questar Gas was the surviving company. Regulated Services was a holding company that provided management, engineering and accounting services for its wholly owned subsidiaries, Questar Pipeline and Questar Gas. Regulated Services was a wholly owned subsidiary of Questar. Questar Pipeline and Questar Gas became wholly owned subsidiaries of Questar as a result of the merger.

Note 4 – Southern Trails

The western segment of Southern Trails, which extends from Essex near the southern California-Arizona border, to Long Beach, California, is currently not in service. Questar Pipeline is pursuing several options to sell or place this line in service.

Questar Pipeline performed an impairment test on the western segment of Southern Trails during the fourth quarter of 2005 and recognized an impairment of $16 million, reducing its net investment to approximately $35 million. The value realized by Questar Pipeline for the western segment of Southern Trails, either by putting the line in service or selling the line, may vary from this amount.

Note 5 – Asset Retirement Obligations (ARO)

On January 1, 2003, Questar adopted SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to gas processing plants and other above-ground facilities. The fair value of abandonment costs is estimated and depreciated over the life of the related assets. ARO are adjusted to present value each period through an accretion calculation using a credit adjusted risk free interest rate. Changes in asset retirement obligations for the 12 months ended December 31, were as follows:

	2005	2004
	(in thousands)

Balance at January 1,	$ 265	$251
Additions	2,556
Accretion	15	14
Balance at December 31,	$2,836	$265

Note 6 – Regulatory Assets and Liabilities

The Company has regulatory assets and liabilities. Questar Pipeline recovers these costs but does not generally receive a return on these assets.

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over either the would be remaining life of the retired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of December 31, 2005. The cost of the early retirement windows offered to employees was deferred and amortized over a five-year period, which concluded in 2005. Questar pipeline is allowed to recover certain deferred taxes from customers

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates which exceeded actual charges. Regulatory liabilities are included with Other Long-Term Liabilities in the Consolidated Balance Sheets. A list of regulatory assets and liabilities follows:

	December 31,
	2005	2004
	(in thousands)
Regulatory assets
Cost of reacquired debt	$ 6,493	$ 7,077
Income taxes recoverable from customers	3,249	3,598
Early retirement costs		255
Other	973	880
	$10,715	$11,810
Regulatory liabilities
Postretirement medical	$ 4,227	$ 3,596
Income taxes	318	575
	$ 4,545	$ 4,171

Note 7 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar amounted to $58.4 million with an interest rate of 4.42% and $28.0 million with an interest rate of 2.42% at December 31, 2005 and 2004, respectively.

Questar Pipeline’s long-term debt before unamortized debt discount amounted to $310.4 million consisting of medium-term notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. The unamortized debt discount at December 31, 2005 and 2004 amounted to $285,000 and $305,000, respectively. Maturities of long-term debt in the next five years include a $58.3 million payment in 2008 and a $42.0 million payment in 2009. All notes are unsecured obligations and rank equally with all other unsecured liabilities. There are no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $22.2 million in 2005, $21.3 million in 2004 and $21.7 million in 2003.

Note 8 – Financial Instruments and Risk Management

The carrying values and estimated fair values of Questar Pipeline’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in thousands)
Financial assets
Cash and cash equivalents	$ 3,938	$ 3,938	$ 3,007	$ 3,007
Notes receivable from Questar	9,200	9,200	2,900	2,900

Financial liabilities
Notes payable to Questar	$ 58,400	$ 58,400	$ 28,000	$ 28,000
Long-term debt	310,400	336,342	310,400	348,953

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Note 9 – Income Taxes

Details of Questar Pipeline’s income tax expense and deferred income taxes are provided in the following tables. The components of income taxes were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal
Current	$13,983	$ 5,806	$ 5,511
Deferred	(2,710)	8,102	10,855
State
Current	2,312	2,825	192
Deferred	(24)	(336)	1,188
	$13,561	$16,397	$17,746

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2005	2004	2003
	(in percentages)

Federal income taxes statutory rate	35.0	35.0	35.0
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	3.9	3.7	1.9
Other	(3.2)	(1.4)
Effective income tax rate	35.7	37.3	36.9

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$108,649	$113,729
Employee benefits and compensation costs	3,557	3,276
	$112,206	$117,005

Deferred income taxes – current (asset) liability	$ 290	($ 1,684)

Cash paid for income taxes was $15.1 million and $8.9 million in 2005 and 2004, respectively. The Company received a $0.2 million refund in 2003.

Note 10 – Commitments and Contingencies

Questar Pipeline is involved in a variety of pending legal disputes involving commercial litigation arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact on Questar Pipeline cannot be predicted with certainty, management believes that the outcome of these cases will not have a material adverse effect on financial position, operating results or liquidity.

Note 11 – Employee Benefits

Pension Plan

Certain Questar Pipeline employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 pay period interval during the ten years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Qualified pension expense was $1.8 million in 2005, $1.4 million in 2004 and $1.5 million in 2003.

Questar Pipeline’s portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2005 and 2004, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pension plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits based on an employee’s years of service, and limited to 170% of the 1992 contribution. The Company intends to fund as necessary to comply with regulatory orders for recovery of these expenses. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992. A third-party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $35,000 in 2005, $0.2 million in 2004 and equaled costs in 2003.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2005 and 2004, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits

Eligible Questar Pipeline employees participate in Questar’s postemployment benefits plan. The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar Pipeline’s postemployment liability at December 31 was $0.2 million in 2005 and $0.3 million in 2004.

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees’ pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company’s expense equals its matching contribution. The Company’s expense amounted to $0.6 million in 2005 and $0.4 million in 2004 and 2003.

Note 12 – Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $76.7 million in 2005, $80.3 million in 2004 and $75.6 million in 2003. The Company also received revenues from other affiliated companies totaling $6.7 million in 2005, $8.3 million in 2004 and $6.2 million in 2003.

In 2005, Questar Gas provided administrative, technical, accounting, legal, data processing, communication services and regulatory support to Questar Pipeline at its cost of $20.5 million. These same services were provided by Regulated Services, in 2004 and 2003. Regulated Services charged Questar Pipeline $21.2 million in 2004 and $19.1 million in 2003. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $3.8 million in 2005, $3.6 million in 2004 and $3.1 million in 2003. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm provided data processing and communication services to Questar Pipeline. Direct charges paid by the Company to Questar InfoComm were $0.5 million in 2005, $3.6 million in 2004 and $7.8 million in 2003.

Questar Pipeline has a lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.7 million per year for 2005, 2004, and 2003. The annual lease payment for each of the five years following 2005 will be $0.7 million each year in 2006 and 2007, and $0.8 million each year in 2008, 2009 and 2010.

The Company incurred interest expense payable to Questar of $1.3 million in 2005, $0.4 million in 2004 and $0.7 million in 2003 and received interest income amounting to $0.2 million in 2005 and $18,000 in 2004.

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

None.

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

2005

20041

Audit Fees

$1,139,194

$1,271,038

Questar Pipeline Portion

220,927

242,305

Audit related Fees

48,500

46,000

Questar Pipeline Portion

7,365

7,687

Tax Fees

9,008

8,937

Questar Pipeline Portion

1,375

1,418

All Other Fees

-

-

Questar Pipeline Portion

-

-

12004 audit fees include $3,577 of audit expenses and $5,212 of tax fees paid after filing the 2005 Proxy Statement.

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

  24.

 Power of Attorney.

  31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2.

Certification signed by S. E. Parks, Questar Pipeline Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.

Certification signed by R. Allan Bradley and S. E. Parks, Questar Pipeline Company President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2006.

QUESTAR PIPELINE COMPANY

    (Registrant)

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/R. Allan Bradley

President and Chief Executive Officer;

R. Allan Bradley

Director

(Principal Executive Officer)

/s/S. E. Parks

Vice President and Chief

S. E. Parks

Financial Officer

(Principal Financial Officer)

/s/D. M. Curtis

Vice President and Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*A. K. Allred

Director

*Teresa Beck

Director

*R. Allan Bradley

Director

*L. Richard Flury

Director

*Gary G. Michael

Director

March 21, 2006

*By  /s/ R. Allan Bradley

       Date

  R. Allan Bradley, Attorney in Fact

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

  24.

Power of Attorney.

  31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2.

Certification signed by S. E. Parks, Questar Pipeline Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.

Certification signed by R. Allan Bradley and S. E. Parks, Questar Pipeline Company President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Pipeline Company, hereby severally constitute R. Allan Bradley and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2005 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Pipeline Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2005 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below:

     Signature

Title

Date

/s/K. O. Rattie

Chairman of the Board

  2/14/06

K. O. Rattie

/s/R. Allan Bradley

President and

  2/14/06

R. Allan Bradley

Chief Executive Officer

/s/A. K. Allred

Director

  2/14/06

A. K. Allred

/s/Teresa Beck

Director

  2/14/06

Teresa Beck

/s/L. Richard Flury

Director

  2/14/06

L. Richard Flury

/s/Gary G. Michael

Director

  2/14/06

Gary G. Michael

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this report of Questar Pipeline Company on Form 10-K for the period ending December 31, 2005;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 21, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief

Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this report of Questar Pipeline Company on Form 10-K for the period ending December 31, 2005;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 21, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

Exhibit 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Pipeline Company (the Company) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

March 21, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

March 21, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief

Financial Officer

#