Form 10-Q
period 2006-03-31
QUESTAR PIPELINE CO
filed 2006-05-11
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Registrant’s telephone number, including area code (801) 324-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer and large accelerated filer”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                              Accelerated filer [  ]                         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No  [X]

On April 30, 2006, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Pipeline Company

Form 10-Q for the Quarter Ended March 31, 2006

TABLE OF CONTENTS

Nature of Business

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Statements of Income for the three months ended

   March 31, 2006 and 2005

Condensed Consolidated Balance Sheets at March 31, 2006

   and December 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2006 and 2005

Notes Accompanying the Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations.

Item 4.

Controls and Procedures.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 6.

Exhibits.

Signatures

#

Nature of Business

Questar Pipeline Company (Questar Pipeline or the Company) is an interstate pipeline company that provides natural gas-transportation and underground storage services in Utah, Wyoming and Colorado. As a “ natural gas company”  under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC). The Company also provides non-jurisdictional gas processing and gathering. Questar Pipeline is a wholly-owned subsidiary of Questar Corporation (Questar) headquartered in Salt Lake City, Utah.

Where You Can Find More Information

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

Forward-Looking Statements

This Quarterly Report may contain or incorporate by reference information that includes or is based upon “ forward-looking statements”  within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “ anticipate,”  “ estimate,”  “ expect,”  “ project,”  “ intend,”  “ plan,”  “ believe,”  and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond our control.

Questar Pipeline undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

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

gas

All references to “ gas”  in this report refer to natural gas.

M

Thousand.

MM

Million.

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
REVENUES
From unaffiliated customers	$25,442	$17,912
From affiliated companies	20,566	22,425
TOTAL REVENUES	46,008	40,337

OPERATING EXPENSES
Operating and maintenance	7,550	7,072
General and administrative	4,927	6,062
Other taxes	1,689	1,592
Depreciation and amortization	7,912	7,254

TOTAL OPERATING EXPENSES	22,078	21,980

OPERATING INCOME	23,930	18,357

Interest and other income	265	364
Interest expense	(6,004)	(5,543)

INCOME BEFORE INCOME TAXES	18,191	13,178

Income taxes	6,752	4,839

NET INCOME	$ 11,439	$ 8,339

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 2,530	$ 3,938
Notes receivable from Questar	10,600	9,200
Accounts receivable	9,064	9,344
Accounts receivable from affiliated companies	906	92
Materials and supplies, at lower
of average cost or market	4,089	3,229
Prepaid expenses and other	2,519	3,532
Total current assets	29,708	29,335
Property, plant and equipment	1,101,768	1,101,512
Less accumulated depreciation and amortization	389,121	381,387
Net property, plant and equipment	712,647	720,125
Goodwill	4,185	4,185
Regulatory assets	10,312	10,715
Other noncurrent assets	10,637	10,019

	$ 767,489	$ 774,379

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Notes payable to Questar	$ 34,200	$ 58,400
Accounts and other payables	23,459	14,457
Accounts payable to affiliated companies	3,446	2,677
Deferred income taxes – current	290	290
Total current liabilities	61,395	75,824
Long-term debt	310,120	310,115
Deferred income taxes	112,986	112,206
Other long-term liabilities	17,250	15,578

Common shareholder’s equity
Common stock	6,551	6,551
Additional paid-in capital	142,177	142,034
Retained earnings	117,010	112,071
Total common shareholder’s equity	265,738	260,656

	$ 767,489	$ 774,379

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 11,439	$ 8,339
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	8,186	7,470
Deferred income taxes	780	857
Share-based compensation	143
Net gain from asset sales		(25)
	20,548	16,641
Changes in operating assets and liabilities	11,266	9,749
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	31,814	26,390

INVESTING ACTIVITIES
Capital expenditures	(1,463)	(8,274)
Proceeds from disposition of assets	341	139
NET CASH USED IN INVESTING ACTIVITIES	(1,122)	(8,135)

FINANCING ACTIVITIES
Checks in excess of cash balances		13
Change in notes receivable from Questar	(1,400)	(1,800)
Change in notes payable to Questar	(24,200)	(13,100)
Dividends paid	(6,500)	(6,375)
NET CASH USED IN FINANCING ACTIVITIES	(32,100)	(21,262)

Change in cash and cash equivalents	(1,408)	(3,007)
Beginning cash and cash equivalents	3,938	3,007
Ending cash and cash equivalents	$ 2,530	$ -

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Questar Pipeline have not been audited by an independent registered public accounting firm with the exception of the condensed consolidated balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2005 financial statements to conform with the 2006 presentation.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to the factors listed in the Forward-Looking Statements section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long Term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Questar Pipeline employees. Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “ Accounting for Stock Issued to Employees”  and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period.

Questar and the Company implemented SFAS 123R “ Share-Based Payment,”  effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the three months ended March 31, 2006, was approximately $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first quarter of 2005 was approximately $0.1 million lower.

Transactions involving stock options granted to employees of Questar Pipeline under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- Average Price

Balance at January 1, 2006	97,835	$21.38 – $48.66	$36.75
Balance at March 31, 2006	97,835	$21.38 – $48.66	$36.75

There were no changes in the number of unvested stock options held by employees of Questar Pipeline in the first quarter of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2006	Weighted-average exercise price	Number unvested at March 31, 2006	Weighted average exercise price

$21.38 – $22.95	28,335	3.4	$21.95	28,335	$21.95
27.11 – 48.66	69,500	7.9	42.78	29,000	36.80	40,500	$47.06
	97,835	6.6	$36.75	57,335	$29.46	40,500	$47.06

Restricted shares generally vest in three to five years. The weighted average remaining vesting term of unvested restricted shares at March 31, 2006 was three years. Transactions involving restricted shares held by employees of Questar Pipeline are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	14,000	$34.90 – $51.00	$47.49
Granted	5,125	73.50	73.50
Distributed	(534)	34.90	34.90
Balance at March 31, 2006	18,591	$34.90 – $73.50	$55.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Questar Pipeline net income increased 37% in the first quarter of 2006 compared to the 2005 period as a result of an expanded number of firm-transportation contracts and higher liquids revenues.

Results of Operations

Following is a summary of Questar Pipeline’s financial and operating results for the first quarter of 2006 compared with the first quarter of 2005:

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$ 30,071	$ 26,586
Storage	9,557	9,576
Gas processing	1,432	1,782
Liquid revenues and other	4,948	2,393
Total revenues	46,008	40,337
Operating expenses
Operating and maintenance	7,550	7,072
General and administrative	4,927	6,062
Depreciation and amortization	7,912	7,254
Other taxes	1,689	1,592
Total operating expenses	22,078	21,980
Operating income	$ 23,930	$ 18,357

OPERATING STATISTICS
Natural gas transportation volumes (Mdth)
For unaffiliated customers	62,717	55,602
For Questar Gas	40,857	43,739
For other affiliated customers	3,746	1,976
Total transportation	107,320	101,317
Transportation revenue (per dth)	$0.28	$0.26
Firm-daily transportation demand at March 31 (Mdth)	2,155	1,625

Questar Pipeline net income was $11.4 million in the first quarter of 2006 compared with $8.3 million in the first quarter of 2005. Revenues increased in the 2006 quarter due to new transportation contracts and higher liquid revenues.

Revenues

Gas transportation volumes increased in the first quarter of 2006 over the prior year quarter due to new transportation contracts. Following is a summary of major changes in Questar Pipeline’s revenues for the three months ended March 31, 2006, compared with the same period of 2005:

3 Months Ended March 31, 2006 Compared with 2005
(in thousands)
Transportation
New transportation contracts	$4,450
Expiration of transportation contracts	(564)
Other transportation	(401)
Storage	(19)
Gas processing	(350)
Liquid revenues and other
Change in liquid revenues	1,480
Change in gathering revenue	165
Park and loan revenue	984
Other	(74)
Increase	$5,671

As of March 31, 2006, Questar Pipeline had firm-transportation contracts of 2,155 Mdth per day compared with 1,625 Mdth per day as of March 31, 2005. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In the second quarter of 2005, Questar Pipeline began operating a lateral to an electric generation power plant with a capacity of 190 Mdth per day. In the fourth quarter of 2005, Questar Pipeline completed an expansion of its southern system, which added capacity of 102 Mdth per day. On January 1, 2006, Questar Pipeline subsidiary, Questar Overthrust Pipeline, placed an interconnection with Kern River Pipeline in service, which added capacity of 220 Mdth per day. Each of these expansion projects was fully subscribed with long-term contracts.

Questar Gas, an affiliated company, is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contract demand extends through mid 2017.

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

Liquid revenues increased in the first quarter of 2006 over the first quarter of 2005 due to a 63% increase in volumes of liquids sold and a 43% increase in sales price. Liquid revenues were also impacted by the fuel-gas reimbursement percentage proceedings as discussed below.

Revenues from park and loan services increased in the first quarter of 2006 over the first quarter of 2005 due to increased demand. Questar Pipeline shares 75% of its park and loan revenues with customers once it has received revenues equal to the cost of service. Any additional revenues received in 2006 will be shared with customers.

Fuel-Gas Reimbursement Percentage (FGRP)

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual FGRP. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order the FERC approved the FGRP but also ruled that Questar Pipeline was required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dewpoint facilities at the Kastler plant in northeastern Utah. Questar Pipeline accrued a potential liability equal to any liquid revenues from the dewpoint plant. Through June 30, 2005, Questar Pipeline had reduced revenues by $5.4 million as a credit to customers, including $0.5 million recorded in the first quarter of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers filed comments with the FERC protesting the FGRP level.

On June 17, 2005, Questar Pipeline filed an uncontested offer of settlement with the FERC to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement with customers was approved July 26, 2005, and contains the following terms: (a) the settlement will cover the period from June 1, 2005 through December 31, 2007; (b) no adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005; (c) one-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline; and (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related volumes and 0.15% of prior period amortization of volumes. If actual ongoing volumes are less than the 1.95%, the difference will be shared equally with customers beginning January 2006. The FGRP rate for 2006 is 1.84% plus the 0.15% amortization of prior volumes.

Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.7 million and net income by $1.7 million.

Expenses

Operating, maintenance, general and administrative expenses decreased $0.7 million in the first quarter of 2006 compared with the first quarter of 2005. Most of this decrease is due to a change in fuel gas procedures at the company’s Price, Utah processing plant. Beginning in July 2005 customers at the plant began supplying their own fuel gas. Operating, maintenance, general and administrative expenses per decatherm transported declined from $0.130 in the first quarter of 2005 to $0.116 in the first quarter of 2006.

Depreciation expense increased 9% in the first quarter of 2006 over the first quarter of 2005 due to investment in pipeline expansions.

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The company conducted additional pressure tests in April 2004, October 2004, April 2005, October 2005 and April 2006 to validate the model. Test results for the April 2006 test have not yet been evaluated.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Matter.  Questar Pipeline received a Notice of Violation from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD) dated February 3, 2005, concerning its operation of a tank battery in Rio Blanco County, Colorado. Specifically, the Colorado agency alleged that Questar Pipeline violated applicable environmental regulations by failing to obtain the necessary permits and complying with the best available control technology. Questar Pipeline has reached a settlement with APCD to resolve the Notice of Violation by entering into a Consent Order dated effective April 17, 2006, requiring the payment of $319,000 and undertaking a supplemental environmental project with an economic value of $340,000.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company’s Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley and S. E. Parks, Questar Pipeline Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 11, 2006

/s/R. Allan Bradley_____________________

        Date

R. Allan Bradley

President and Chief Executive Officer

May 11, 2006

/s/S. E. Parks_________________________

        Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company’s Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley and S. E. Parks, Questar Pipeline Company’s President and Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2006;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

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

May 11, 2006

/s/R. Allan Bradley

       Date

R. Allan Bradley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2006;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

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

May 11, 2006

/s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

May 11, 2006

/s/R. Allan Bradley

       Date

R. Allan Bradley

President and Chief Executive Officer

May 11, 2006

/s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer