Form 10-Q
period 2006-06-30
QUESTAR PIPELINE CO
filed 2006-08-08
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Yes [  ]     No  [X]

On July 31, 2006, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Pipeline Company

Form 10-Q for the Quarter Ended June 30, 2006

TABLE OF CONTENTS

Nature of Business

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Consolidated Statements of Income for the three and six months ended

   June 30, 2006 and 2005

Condensed Consolidated Balance Sheets as of June 30, 2006

   and December 31, 2005

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2006 and 2005

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

M

Thousand.

MM

Million.

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
REVENUES
From unaffiliated customers	$24,912	$19,087	$50,354	$36,999
From affiliated companies	19,827	21,517	40,393	43,942
TOTAL REVENUES	44,739	40,604	90,747	80,941

OPERATING EXPENSES
Operating and maintenance	8,611	8,518	16,161	15,590
General and administrative	4,787	5,816	9,714	11,878
Other taxes	1,776	1,665	3,465	3,257
Depreciation and amortization	7,836	7,259	15,748	14,513

TOTAL OPERATING EXPENSES	23,010	23,258	45,088	45,238

OPERATING INCOME	21,729	17,346	45,659	35,703

Interest and other income	182	515	447	879
Interest expense	(5,947)	(5,567)	(11,951)	(11,110)

INCOME BEFORE INCOME TAXES	15,964	12,294	34,155	25,472

Income taxes	6,080	4,701	12,832	9,540

NET INCOME	$ 9,884	$ 7,593	$21,323	$15,932

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 3,787	$ 3,938
Notes receivable from Questar	11,300	9,200
Accounts receivable	4,903	9,344
Accounts receivable from affiliated companies	1,060	92
Materials and supplies, at lower
of average cost or market	3,541	3,229
Prepaid expenses and other	1,818	3,532
Total current assets	26,409	29,335
Property, plant and equipment	1,112,924	1,101,512
Less accumulated depreciation and amortization	394,625	381,387
Net property, plant and equipment	718,299	720,125
Goodwill	4,185	4,185
Regulatory assets	9,855	10,715
Other noncurrent assets	11,163	10,019
	$ 769,911	$ 774,379

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Notes payable to Questar	$ 36,700	$ 58,400
Accounts and other payables	15,269	14,457
Accounts payable to affiliated companies	3,280	2,677
Deferred income taxes – current	290	290
Total current liabilities	55,539	75,824
Long-term debt	310,125	310,115
Deferred income taxes	113,731	112,206
Other long-term liabilities	21,237	15,578

Common shareholder’s equity
Common stock	6,551	6,551
Additional paid-in capital	142,334	142,034
Retained earnings	120,394	112,071
Total common shareholder’s equity	269,279	260,656
	$ 769,911	$ 774,379

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 21,323	$ 15,932
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	16,765	15,514
Deferred income taxes	1,525	1,563
Share-based compensation	300
Net gain from asset sales	(10)	(391)
	39,903	32,618
Changes in operating assets and liabilities	11,555	8,473
NET CASH PROVIDED FROM OPERATING
ACTIVITIES	51,458	41,091

INVESTING ACTIVITIES
Capital expenditures	(12,172)	(38,268)
Cash (used in) from disposition of assets	(2,637)	1,145
NET CASH USED IN INVESTING ACTIVITIES	(14,809)	(37,123)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(2,100)	(3,100)
Change in notes payable to Questar	(21,700)	14,400
Dividends	(13,000)	(12,750)
NET CASH USED IN FINANCING ACTIVITIES	(36,800)	(1,450)

Change in cash and cash equivalents	(151)	2,518
Beginning cash and cash equivalents	3,938	3,007
Ending cash and cash equivalents	$ 3,787	$ 5,525

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the SEC. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions were eliminated in consolidation. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to prior period financial statements to conform with the current presentation.

The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements section of this report.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long Term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Questar Pipeline employees. Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees”  and related interpretations. No compensation cost was recorded for stock options issued because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period.

Questar and the Company implemented SFAS 123R “Share-Based Payment,” effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the six months ended June 30, 2006, was approximately $0.1 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first half of 2005 was approximately $0.1 million lower.

Transactions involving stock options granted to employees of Questar Pipeline under the LTSIP are summarized below:

#

	Outstanding Options	Price Range	Weighted- Average Price

Balance at January 1, 2006	97,835	$21.38 – $48.66	$36.75
Exercised	(15,500)	22.95 – 28.01	25.79
Employee transfer	4,500	27.11	27.11
Balance at June 30, 2006	86,835	$21.38 – $48.66	$38.21

The number of unvested stock options held by employees of Questar Pipeline has not changed in the first half of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2006	Weighted-average exercise price	Number unvested at June 30, 2006	Weighted average exercise price

$21.38 – $22.95	22,335	2.4	$21.68	22,335	$21.68
27.11 – 48.66	64,500	8.1	43.93	24,000	38.63	40,500	$47.06
	86,835	6.6	$38.21	46,335	$30.46	40,500	$47.06

Restricted shares generally vest in three to five years. The weighted average remaining vesting term of unvested restricted shares at June 30, 2006 was three years. Transactions involving restricted shares held by employees of Questar Pipeline are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	14,000	$34.90 – $51.00	$47.49
Granted	5,125	73.50	73.50
Distributed	(534)	34.90	34.90
Balance at June 30, 2006	18,591	$34.90 – $73.50	$55.02

Note 3 – Recent Accounting Development

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is evaluating the effect, if any, that FIN 48 will have on its financial statements.

#

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Questar Pipeline reported net income of $9.9 million for the second quarter of 2006 compared with $7.6 million in the second quarter of 2005. First half 2006 net income was $21.3 million compared with $15.9 in the 2005 period. The higher net income was due to increased transportation and NGL revenues.

Results of Operations

Following is a summary of Questar Pipeline’s financial and operating results for the second quarter and first half of 2006 compared with the same periods of 2005:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
OPERATING INCOME
Revenues
Transportation	$ 29,579	$ 26,668	$ 59,650	$ 53,254
Storage	9,322	9,254	18,879	18,830
Gas processing	1,359	1,685	2,791	3,467
NGL and other revenues	4,479	2,997	9,427	5,390
Total revenues	44,739	40,604	90,747	80,941
Operating expenses
Operating and maintenance	8,611	8,518	16,161	15,590
General and administrative	4,787	5,816	9,714	11,878
Depreciation and amortization	7,836	7,259	15,748	14,513
Other taxes	1,776	1,665	3,465	3,257
Total operating expenses	23,010	23,258	45,088	45,238
Operating income	$ 21,729	$ 17,346	$ 45,659	$ 35,703

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	78,159	61,393	140,876	116,995
For Questar Gas	27,281	26,212	68,138	69,951
For other affiliated customers	5,828	6,505	9,574	8,481
Total transportation	111,268	94,110	218,588	195,427
Transportation revenue (per dth)	$ 0.27	$ 0.28	$ 0.27	$ 0.27
Firm-daily transportation demand at June 30 (Mdth)	2,135	1,815

Revenues

Following is a summary of major changes in Questar Pipeline’s revenues for the three and six months ended June 30, 2006, compared with the same periods of 2005:

	3 Months Ended June 30, 2006 Compared with 2005	6 Months Ended June 30, 2006 Compared with 2005
	(in thousands)
Transportation
New transportation contracts	$4,008	$8,458
Expiration of transportation contracts	(545)	(1,109)
Other transportation	(552)	(953)
Storage	68	49
Gas processing	(326)	(676)
NGL and other revenues
Change in NGL revenues	1,735	3,215
Change in gathering revenue	52	217
Park and loan revenue	(334)	650
Other	29	(45)
Increase	$4,135	$9,806

As of June 30, 2006, Questar Pipeline had firm-transportation contracts of 2,135 Mdth per day compared with 1,815 Mdth per day as of June 30, 2005. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In the second quarter of 2005, Questar Pipeline began operating a lateral to an electric generation power plant with a capacity of 190 Mdth per day. In the fourth quarter of 2005, Questar Pipeline completed an expansion of its southern system, which added capacity of 102 Mdth per day. On January 1, 2006, Questar Pipeline subsidiary, Questar Overthrust Pipeline, placed an interconnection with Kern River Pipeline in service, which added capacity of 220 Mdth per day. Each of these expansion projects are fully subscribed with long-term contracts.

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

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL revenues increased in the second quarter and first half of 2006 over the same periods of 2005. NGL volumes increased 92% in the second quarter and 77% in the first half, and NGL prices increased 29% in the second quarter and 36% in the first half relative to the prior periods. NGL revenues were also impacted by the fuel-gas reimbursement percentage proceedings as discussed below.

Revenues from park and loan services increased in the first half of 2006 over the first half of 2005 due to increased demand. Questar Pipeline shares 75% of its park and loan revenues with customers once it has received revenues equal to the cost of service. Beginning in the second quarter additional revenues received in 2006 are being shared with customers.

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

Expenses

Operating, maintenance, general and administrative expenses decreased $0.9 million in the second quarter of 2006 and $1.6 million in the first half of 2006 compared with the 2005 periods. Beginning in July 2005 customers at the Company’s carbon dioxide processing plant began supplying their own fuel gas, which accounted for about half of the decrease. Operating, maintenance, general and administrative expenses per decatherm transported declined from $0.14 in the first half of 2005 to $0.12 in the first half of 2006.

Depreciation expense increased 8% in the second quarter of 2006 and 9% in the first half of 2006 over the same periods of 2005 due to investment in pipeline expansions.

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the Company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The Company conducted five additional pressure tests from April 2004 to April 2006 to validate the model.

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

Questar Pipeline has discussed with the FERC the recording of the loss of gas as a reduction of native gas remaining in the reservoir that would not impact Questar Pipeline net income. Alternatively, if the FERC requires Questar Pipeline to adjust recoverable cushion gas, earnings could be reduced by about $3 million after tax.

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

Exhibits

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

QUESTAR PIPELINE COMPANY

(Registrant)

August 8, 2006

/s/R. Allan Bradley_____________________

R. Allan Bradley

President and Chief Executive Officer

August 8, 2006

/s/S. E. Parks_________________________

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

          Exhibits

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

#

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2006;

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

August 8, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2006;

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

August 8, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

August 8, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 8, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer