Form 10-Q
period 2006-09-30
QUESTAR PIPELINE CO
filed 2006-11-09
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

On October 31, 2006, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Pipeline Company

Form 10-Q for the Quarter Ended September 30, 2006

TABLE OF CONTENTS

      Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

   September 30, 2006 and 2005

3

Condensed Consolidated Balance Sheets as of September 30, 2006

   and December 31, 2005

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2006 and 2005

5

Notes Accompanying the Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

8

Item 4.

Controls and Procedures

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 6.

Exhibits

13

Signatures

13

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUESTAR PIPELINE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
REVENUES
From unaffiliated customers	$ 25,793	$ 22,584	$ 76,147	$ 59,583
From affiliated companies	19,100	20,182	59,493	64,124
TOTAL REVENUES	44,893	42,766	135,640	123,707

OPERATING EXPENSES
Operating and maintenance	8,470	7,002	24,631	22,592
General and administrative	4,530	6,520	14,244	18,398
Other taxes	2,108	1,686	5,573	4,943
Depreciation and amortization	7,847	7,340	23,595	21,853

TOTAL OPERATING EXPENSES	22,955	22,548	68,043	67,786

OPERATING INCOME	21,938	20,218	67,597	55,921

Interest and other income	242	193	689	1,072
Interest expense	(5,814)	(5,556)	(17,765)	(16,666)

INCOME BEFORE INCOME TAXES	16,366	14,855	50,521	40,327

Income taxes	6,219	5,632	19,051	15,172

NET INCOME	$ 10,147	$ 9,223	$ 31,470	$ 25,155

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 486	$ 3,938
Notes receivable from Questar	1,100	9,200
Accounts receivable	5,405	9,344
Accounts receivable from affiliated companies	1,141	92
Materials and supplies, at lower
of average cost or market	3,459	3,229
Prepaid expenses and other	867	3,532
Total current assets	12,458	29,335
Property, plant and equipment	1,151,922	1,101,512
Less accumulated depreciation and amortization	400,683	381,387
Net property, plant and equipment	751,239	720,125
Goodwill	4,185	4,185
Regulatory assets	10,249	10,715
Other noncurrent assets	10,660	10,019
	$ 788,791	$ 774,379

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Notes payable to Questar	$ 25,000	$ 58,400
Accounts and other payables	42,960	14,457
Accounts payable to affiliated companies	2,760	2,677
Deferred income taxes – current	290	290
Total current liabilities	71,010	75,824
Long-term debt	310,130	310,115
Deferred income taxes	114,494	112,206
Other long-term liabilities	20,099	15,578

Common shareholder’s equity
Common stock	6,551	6,551
Additional paid-in capital	142,466	142,034
Retained earnings	124,041	112,071
Total common shareholder’s equity	273,058	260,656
	$ 788,791	$ 774,379

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 31,470	$ 25,155
Adjustments to reconcile net income to net
cash provided from operating activities:
Depreciation and amortization	25,064	23,384
Deferred income taxes	2,288	3,081
Share-based compensation	432
Net gain from asset sales	(10)	(383)
Changes in operating assets and liabilities	25,777	9,007
NET CASH PROVIDED FROM OPERATING ACTIVITIES	85,021	60,244

INVESTING ACTIVITIES
Capital expenditures	(39,046)	(56,643)
Cash used in the disposition of assets	(4,627)	(911)
NET CASH USED IN INVESTING ACTIVITIES	(43,673)	(57,554)

FINANCING ACTIVITIES
Change in notes receivable from Questar	8,100	(4,600)
Change in notes payable to Questar	(33,400)	20,700
Dividends paid	(19,500)	(19,125)
NET CASH USED IN FINANCING ACTIVITIES	(44,800)	(3,025)
Change in cash and cash equivalents	(3,452)	(335)
Beginning cash and cash equivalents	3,938	3,007
Ending cash and cash equivalents	$ 486	$ 2,672

See notes accompanying the consolidated financial statements

#

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business

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

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim consolidated financial statements contain the accounts of Questar Pipeline and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to prior period financial statements to conform with the current presentation.

The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements located in Part I Item 2 of this report.

Note 3 – Share-Based Compensation

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

Questar and the Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for

#

which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes for the nine months ended September 30, 2006, was approximately $0.2 million lower than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first nine months of 2005 was approximately $0.1 million.

Transactions involving stock options granted to employees of Questar Pipeline under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- Average Price

Balance at January 1, 2006	97,835	$21.38 – $48.66	$36.75
Exercised	(16,500)	22.95 – 28.01	25.87
Employee transfer	4,500	27.11	27.11
Balance at September 30, 2006	85,835	$21.38 – $48.66	$38.33

The number of unvested stock options held by employees of Questar Pipeline decreased by 15,500 shares in the first nine months of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2006	Weighted-average exercise price	Number unvested at Sept. 30, 2006	Weighted average exercise price

$21.38 – $22.95	22,335	2.2	$21.68	22,335	$21.68
27.11 – 48.66	63,500	7.9	44.19	38,500	41.29	25,000	$48.66
	85,835	6.4	$38.33	60,835	$34.09	25,000	$48.66

Most restricted shares vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted average vesting period of unvested restricted shares at September 30, 2006, was 18 months. Transactions involving restricted shares held by employees of Questar Pipeline are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	14,000	$34.90 – $51.00	$47.49
Granted	5,125	73.50	73.50
Distributed	(734)	34.90 – 51.00	39.29
Forfeited	(150)	73.50	73.50
Balance at September 30, 2006	18,241	$34.90 – $73.50	$54.91

Note 4 – Regulatory Assets and Liabilities

Regulatory assets are described in Note 6 of the consolidated financial statements included in Item 8 in Part II of its Annual Report filed on Form 10-K. Questar Pipeline recovers these costs but does not generally receive a return on these assets.

#

Following is a description of the Company’s regulatory assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the retired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of September 30, 2006.

•

The Company is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

Note 5 – Recent Accounting Development

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is evaluating the effect, if any, that FIN 48 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates information as to Questar Pipeline’s financial condition provided in its 2005 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2006 and 2005. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in our 2005 Annual Report on Form 10-K.

Summary

Questar Pipeline net income grew 10% in the third quarter and 25% in the first nine months of 2006 compared to the 2005 periods as a result of additional firm-transportation contracts supporting recent system expansions and higher NGL revenues.

Results of Operations

Following is a summary of Questar Pipeline’s financial and operating results for the third quarter and first nine months of 2006 compared with the same periods of 2005:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
OPERATING INCOME
Revenues
Transportation	$ 29,761	$26,643	$ 89,411	$ 79,897
Storage	9,346	9,156	28,225	27,986
Gas processing	1,447	1,405	4,238	4,872
NGL and other revenues	4,339	5,562	13,766	10,952
Total revenues	44,893	42,766	135,640	123,707
Operating expenses
Operating and maintenance	8,470	7,002	24,631	22,592
General and administrative	4,530	6,520	14,244	18,398
Depreciation and amortization	7,847	7,340	23,595	21,853

#

#

Other taxes	2,108	1,686	5,573	4,943
Total operating expenses	22,955	22,548	68,043	67,786
Operating income	$ 21,938	$20,218	$ 67,597	$ 55,921
OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	88,115	71,257	228,991	188,252
For Questar Gas	14,936	16,594	83,074	86,545
For other affiliated customers	7,255	9,072	16,829	17,553
Total transportation	110,306	96,923	328,894	292,350
Transportation revenue (per dth)	$ 0.27	$ 0.27	$ 0.27	$ 0.27
Firm-daily transportation demand at September 30 (Mdth)	2,151	1,832

Revenues

Following is a summary of major changes in Questar Pipeline’s revenues for the three and nine months ended September 30, 2006, compared with the same periods of 2005:

	3 Months Ended Sept. 30, 2006 Compared with 2005	9 Months Ended Sept. 30, 2006 Compared with 2005
	(in thousands)
Transportation
New transportation contracts	$ 3,943	$12,347
Expiration of transportation contracts	(338)	(1,447)
Other transportation	(487)	(1,386)
Storage	190	239
Gas processing	42	(634)
NGL and other revenues
Change in NGL revenues	(1,506)	1,709
Change in gathering revenues	61	278
Park and loan revenues	262	912
Other	(40)	(85)
Increase	$ 2,127	$11,933

As of September 30, 2006, Questar Pipeline had firm-transportation contracts of 2,151 Mdth per day compared with 1,832 Mdth per day as of September 30, 2005. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In the second quarter of 2005, Questar Pipeline began operating a lateral to an electric generation power plant with a capacity of 190 Mdth per day. In the fourth quarter of 2005, Questar Pipeline completed an expansion of its southern system, which added capacity of 102 Mdth per day. On January 1, 2006, Questar Pipeline subsidiary, Questar Overthrust Pipeline, placed in service an interconnection with Kern River Gas Transmission Company that added capacity of 220 Mdth per day. Each of these expansion projects was fully subscribed with long-term contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at

#

Clay Basin for terms extending from two to 13 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 12 years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL revenues increased in the first nine months of 2006 over the same period of 2005. NGL revenues were lower in the third quarter of 2006 compared with the third quarter of 2005 due to the 2005 resolution of the fuel-gas reimbursement percentage proceedings as discussed below. NGL volumes increased 2% in the third quarter and 43% in the first nine months of 2006, and NGL prices increased 37% in the third quarter and 36% in the first nine months of 2006 compared to the prior year periods.

Revenues from park and loan services increased in the first nine months of 2006 over the first nine months of 2005 due to increased demand. Questar Pipeline shares 75% of its park and loan revenues with customers once it has received revenues equal to the cost of service. Beginning in the second quarter, additional revenues received in 2006 are being shared with customers.

Fuel-Gas Reimbursement Percentage (FGRP)

During the third quarter of 2005, Questar Pipeline received approval of a settlement with customers that resolved outstanding issues in the 2004 and 2005 FGRP filings. Included in this settlement was a resolution of the amount of liquid revenues at the Kastler plant to be retained by Questar Pipeline. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.7 million and net income by $1.7 million.

Expenses

Operating, maintenance, general and administrative expenses decreased $0.5 million in the third quarter of 2006 and $2.1 million in the first nine months of 2006 compared with the 2005 periods. Beginning in July 2005 customers at the Company’s Price, Utah plant began supplying their own fuel gas, which accounted for about 40% of the decrease. Operating, maintenance, general and administrative expenses per decatherm transported declined from $0.14 in the first nine months of 2005 to $0.12 in the first nine months of 2006.

Depreciation expense increased 7% in the third quarter of 2006 and 8% in the first nine months of 2006 over the same periods of 2005 due to investment in pipeline expansions.

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

The reservoir model indicates from 0 to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage reservoir performance. The cushion gas loss represents 0.25 % of the volume of gas cycled in and out of the reservoir over the past 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements.

#

Questar Pipeline has discussed with the FERC the recording of the loss of gas as a reduction of native gas remaining in the reservoir. This accounting treatment would not impact Questar Pipeline net income. Alternatively, if the FERC requires Questar Pipeline to adjust recoverable cushion gas, earnings could be reduced by about $3 million after tax. Questar Pipeline is discussing various tariff changes including a resolution of this issue with firm storage customers.

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

#

Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg.  Questar affiliates are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Grynberg has filed qui tam claims against Questar under the federal False Claims Act substantially similar to other cases filed against other industry pipelines and their affiliates which have been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued that Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and that Grynberg is not the “original source” of the information on which the allegations are based. The Special Master appointed in the case issued a Report and Recommendation to the district court recommending dismissal of the Questar defendants, except for one small entity acquired by Questar Gas after these cases were filed. By order dated October 20, 2006, the district court granted defendants motion and dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg will likely file a notice of appeal.

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) Grynberg brought breach of contract claims, statutory claims and fraud claims against Questar entities related to a certain gas purchase contract for the purchase of gas produced from wells located in Wyoming. In June 2001 the federal district judge entered an order granting partial summary judgment dismissing the antitrust claims from the case. By order dated September 12, 2006, the judge also dismissed the fraud claims and ratable-take claims. The breach of contract claims are the only issues remaining to be decided. Grynberg filed a notice of appeal on October 11, 2006.

#

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

QUESTAR PIPELINE COMPANY

(Registrant)

November 9, 2006

/s/R. Allan Bradley_____________________

R. Allan Bradley

President and Chief Executive Officer

November 9, 2006

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

#

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2006;

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

November 9, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

#

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2006;

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

#

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

November 9, 2006

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 9, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

#