Form 10-K
period 2006-12-31
QUESTAR PIPELINE CO
filed 2007-03-20
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

QUESTAR PIPELINE COMPANY

STATE OF UTAH                                   0-14147                                    87-0307414

(State or other jurisdiction of            (Commission File No.)             (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

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

(Check one): Large accelerated filer [  ]                   Accelerated filer [  ]                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2006):  $0.

On February 28, 2007, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

3

Forward-Looking Statements

3

Glossary of Commonly Used Terms

4

PART I

Item 1.

BUSINESS

Nature of Business

5

Environmental Matters

6

Employees

6

Item 1A.

RISK FACTORS

6

Item 1B.

UNRESOLVED STAFF COMMENTS

8

Item 2.

PROPERTIES

8

Item 3.

LEGAL PROCEEDINGS

8

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

9

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

9

Item 6.

SELECTED FINANCIAL DATA (omitted)

9

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

9

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

13

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

28

Item 9A.

CONTROLS AND PROCEDURES

29

Item 9B.

OTHER INFORMATION

29

QUESTAR PIPELINE 2006 FORM 10-K

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT (omitted)

29

Item 11.

EXECUTIVE COMPENSATION (omitted)

29

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

29

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE (omitted)

29

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

29

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

30

SIGNATURES

30

Where You Can Find More Information

Questar Pipeline Company (Questar Pipeline or the Company) is a wholly-owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Pipeline file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. The public may read and copy these reports and other materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains a web site that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Interested parties can also access financial and other information via Questar’s web site at www.questar.com. Questar and Questar Pipeline make available, free of charge, through the web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Questar’s web site also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

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

QUESTAR PIPELINE 2006 FORM 10-K

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

Questar Pipeline undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

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

FERC

Federal Energy Regulatory Commission

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

QUESTAR PIPELINE 2006 FORM 10-K

FORM 10-K

ANNUAL REPORT, 2006

PART I

ITEM 1.  BUSINESS.

Nature of Business

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

Questar Pipeline and its subsidiaries own 2,503 miles of interstate pipeline with total daily capacity of 3,442 Mdth. Questar Pipeline’s core-transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to the Questar Gas distribution system. In addition to this core system, Questar Pipeline, through  wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 488-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line. An additional 210 miles of Southern Trails Pipeline continuing to Long Beach is not in service.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground- storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing plants near Price, Utah, which provides heat-content-management services for Questar Gas and carbon-dioxide extraction and gas-processing services for third parties.

Customers, Growth and Competition

Questar Pipeline faces risk of recontracting firm capacity as contract terms expire. Questar Pipeline’s transportation system is nearly fully subscribed, and firm contracts had a weighted-average remaining life of 9.2 years as of December 31, 2006. All of Questar Pipeline storage capacity is fully contracted with a weighted-average remaining life of 7.5 years as of December 31, 2006.

Questar Gas, an affiliated company, remains Questar Pipeline’s largest transportation customer. During 2006, Questar Pipeline transported 116.7 MMdth for Questar Gas compared to 116.3 MMdth in 2005. Questar Gas has reserved firm-transportation capacity of 951 Mdth per day under long-term contracts, or about 50% of Questar Pipeline’s reserved capacity, during the three coldest months of the year. Questar Pipeline’s primary transportation agreement with Questar Gas will expire on June 30, 2017.

Questar Pipeline also transported 320.4 MMdth during 2006 for nonaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company and other systems. Questar Pipeline’s tariff does not contain an explicit hydrocarbon dewpoint limit for gas delivered into its system. Questar Pipeline is able to transport gas with a higher hydrocarbon dewpoint specification than most other systems through use of enhanced liquid handling and processing facilities on its system and agreements with third-party processors. As a consequence, Questar Pipeline must incur higher costs to meet the hydrocarbon dewpoint specifications of these downstream interconnecting pipelines. In effect, Questar Pipeline currently provides a bundled gas-transportation and dewpoint-management service for shippers at certain delivery points consistent with FERC’s policy statement on gas quality and interchangeability standards issued in June 2006. Questar Pipeline proposes to amend its tariff to enable it to manage hydrocarbon dewpoint levels on its system, in a fair and efficient manner, to meet downstream interconnecting pipeline gas quality specifications and maximize system throughput for its shippers.

Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines. Some parties, including Gas Management, an affiliate of Questar Pipeline, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

QUESTAR PIPELINE 2006 FORM 10-K

During 2006, Questar Pipeline completed a 27.2-mile expansion of its Overthrust Pipeline to connect with Kern River at Opal, Wyoming. The expansion went into service on January 1, 2007, and is supported with long-term contracts.

Questar Pipeline has two planned expansions during 2007. Overthrust Pipeline plans to extend its existing system 78 miles from Rock Springs to Wamsutter, Wyoming and construct new compressor stations at Roberson Creek and Kanda. This expansion will complete the western segment of the Rockies Express Pipeline project and is supported with a long-term capacity lease. Questar Pipeline plans to expand the capacity on its southern system with 58 miles of pipe looping and compressor modifications at the existing Oak Springs and Blind Canyon stations. This project is supported with long-term contracts.

Southern Trails Pipeline

In mid-2002, Questar Southern Trails Pipeline, a Questar Pipeline subsidiary, placed the eastern segment of the Southern Trails pipeline into service. The eastern segment extends from the San Juan Basin to inside the California state line. Capacity on this segment is fully committed under contracts that expire in mid-2008 and mid-2015.

The California segment of the Southern Trails Pipeline, which extends from near the California-Arizona state line to Long Beach, California, is currently not in service. Questar Pipeline is pursuing several options to sell or place this line in service.

See Note 4 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of an impairment of the California segment of Southern Trails.

Regulation

On January 18, 2007, the FERC proposed permanent standards of conduct regulation in a Notice of Proposed Rulemaking (NOPR) that will replace an Interim Rule governing the relationship between transmission providers and their energy affiliates. The Interim Rule was put forth January 9, 2007, by the FERC in response to Order No. 2004 being vacated November 17, 2006, by the U.S. Court of Appeals for the District of Columbia Circuit. The Court of Appeals found that the FERC had not adequately supported the application of the standards of conduct to a broader definition of energy affiliates in Order No. 2004. In its NOPR the FERC proposed that the standards of conduct apply only to marketing affiliates. The proposed definition of marketing affiliate is similar to the definition found in Order No. 497 (pre-Order No. 2004).

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely-populated locations. Questar Pipeline’s annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

Clay Basin Storage Gas

See Results of Operation included in Item 7 of Part II of this Annual Report for discussion of Clay Basin storage gas loss.

Environmental Matters

A discussion of Questar Pipeline’s environmental matters is included in Item 3 of Part I of this Annual Report.

Employees

At December 31, 2006, the Company had 265 employees compared with 178 a year earlier.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Questar Pipeline is subject to complex regulations on many levels. The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition, to the costs of compliance, substantial costs may be

QUESTAR PIPELINE 2006 FORM 10-K

incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions have become more stringent over time.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally, lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal-court system. One or more of these factors may increase the Company’s costs of doing business on Native American tribal lands and have an impact on the viability of its transportation operations on such lands.

Questar Pipeline incurs significant costs to comply with federal pipeline-safety regulations. The Company may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions pertaining to its operations.

Transportation and storage operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent operating risks and hazards in the Company’s operations, such as fires, earthquakes, leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact the Company’s ability to meet contractual obligations and retain customers.

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

Questar Pipeline is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. Questar’s bank loans are floating-rate debt. From time-to-time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans and commercial paper are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment-grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment-grade ratings.

QUESTAR PIPELINE 2006 FORM 10-K

General economic and other conditions impact Questar Pipeline results. Questar Pipeline results may also be negatively affected by: changes in general economic conditions; changes in regulation; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Pipeline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Pipeline has a maximum capacity of 3,442 Mdth per day and firm-capacity commitments of 2,152 Mdth per day. Questar Pipeline’s transmission system includes 2,503 miles of transmission lines that interconnect with other pipelines. Its core system includes two segments, often referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. The transmission mileage includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary, and the 115 miles of Overthrust Pipeline that is owned by a subsidiary. The maximum-daily capacity included above for Southern Trails is 85 Mdth and Overthrust is 1,119 Mdth. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter. Southern Trails also owns 210 miles of pipeline comprising the California segment of the Southern Trails system. This segment has not been placed in service. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a certificated capacity of 117.5 Bcf, including 51.3 Bcf of working gas. Questar Pipeline also owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline owns processing plants near Price, Utah, and related gathering lines.

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

Grynberg Cases

Questar affiliates are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Grynberg filed qui tam claims against Questar under the federal False Claims Act that were substantially similar to other cases filed against other industry pipelines and their affiliates. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued that Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and that Grynberg is not the “original source” of the information on which the allegations are based. By order dated October 20, 2006, the district court granted defendants’ motion and dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

QUESTAR PIPELINE 2006 FORM 10-K

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.), Grynberg brought breach of contract claims, statutory claims and fraud claims against Questar entities related to a certain gas purchase contract for the purchase of gas produced from wells located in Wyoming. In December, 1998, the federal district court granted Questar’s motion for partial summary judgment on a contract termination issue and in June 2001, the court granted partial summary judgment dismissing the antitrust claims from the case. By order dated September 12, 2006, the judge also dismissed the fraud claims and ratable-take claims. The breach of contract claims are the only issues remaining to be decided. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

Environmental Claims

Questar Pipeline received a Notice of Violation from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD) dated December 20, 2006, concerning its operation of the Powder Wash dew-point plant and compressor station in Moffat County, Colorado. Specifically, APCD alleged that Questar Pipeline failed to obtain the necessary permits and comply with provisions in applicable laws requiring the use of best available control technology. Questar Pipeline has been working with the APCD to resolve these allegations. This potential violation may result in civil penalties of an unknown and undetermined amount, likely to exceed $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s outstanding shares of common stock, $1.00 par value, are currently owned by Questar. Information concerning dividends paid on such stock and the Company’s ability to pay dividends is reported in the Consolidated Statements of Common Shareholder’s Equity and notes accompanying the consolidated financial statements included in Item 8 of Part II of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Summary

Questar Pipeline reported net income of $42.4 million in 2006 compared to $24.4 million in 2005 and $27.6 million in 2004. The increase in net income was primarily the result of increased firm-transportation contracts supporting recent system expansions and higher NGL revenues. In 2005, Questar Pipeline recorded a $10.4 million after-tax asset impairment for the California segment of the Company’s Southern Trails Pipeline. The 2004 results were lower by $3.0 million after tax as a result of a FERC order to credit to transportation customers certain revenues from the sale of liquids recovered from gas processing.

Results of Operation

Questar Pipeline reported net income for 2006 of $42.4 million for 2006 compared with $24.4 million in 2005, a 74% increase, and $27.6 million in 2004. Operating income increased $31.6 million, or 53%, in the 2006 to 2005 comparison due primarily to increased transportation revenues and a 2005 impairment. The 2005 results were reduced by $10.4 million after tax for an impairment of the California segment of Southern Trails Pipeline. Following is a summary of Questar Pipeline financial and operating results:

QUESTAR PIPELINE 2006 FORM 10-K

	Year Ended December 31,
	2006	2005	2004
	(in millions)
OPERATING INCOME
Revenues
Transportation	$ 119.9	$108.2	$105.5
Storage	37.6	37.4	37.7
Gas processing	6.3	5.6	7.3
NGL revenues	11.0	9.2	1.2
Other	6.6	5.6	4.8
Total revenues	181.4	166.0	156.5
Operating expenses
Operating and maintenance	33.1	30.7	26.3
General and administrative	19.3	25.2	29.4
Depreciation and amortization	31.5	29.4	28.2
Impairment of the California segment of Southern Trails Pipeline		16.0
Other taxes	6.6	5.8	6.6
Operating expenses	90.5	107.1	90.5
Net gain from assets sale		0.4
Operating income	$ 90.9	$ 59.3	$ 66.0

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	320.4	259.3	220.5
For Questar Gas	116.7	116.3	116.5
For other affiliated customers	26.3	25.7	18.8
Total transportation	463.4	401.3	355.8
Transportation revenue (per dth)	$0.26	$0.27	$0.30
Firm-daily transportation demand at December 31, (MMdth)	2.2	1.9	1.6

Revenues

Following is a summary of major changes in Questar Pipeline revenues for 2006 compared with 2005 and 2005 compared with 2004:

	Change in Revenues
	2005 to 2006	2004 to 2005
	(in millions)
Transportation
New transportation contracts	$14.4	$ 4.7
Expiration of transportation contracts	(2.7)	(2.0)
Storage	0.2	(0.3)
Gas processing	0.7	(1.7)

QUESTAR PIPELINE 2006 FORM 10-K

NGL revenues
Change in NGL prices and volumes	4.2	5.6
Adjustment to credit of NGL revenues in 2005	(2.4)	2.4
Other	1.0	0.8
Increase	$15.4	$ 9.5

As of December 31, 2006, Questar Pipeline had firm-transportation contracts of 2,152 Mdth per day compared with 1,920 Mdth per day as of December 31, 2005, and 1,643 Mdth per day as of December 31, 2004. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In the second quarter of 2005, Questar Pipeline began operating a lateral to a gas-fired electric power plant with a capacity of 190 Mdth per day. In the fourth quarter of 2005, Questar Pipeline completed an expansion of its southern system, which added capacity of 102 Mdth per day. On January 1, 2006, Questar Pipeline subsidiary, Questar Overthrust Pipeline, placed in service an interconnection with Kern River Gas Transmission Company that added capacity of 220 Mdth per day. Each of these expansion projects was fully subscribed with long-term contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas transportation contracts extend through mid 2017. The winter-peaking service contract expired in February 2007.

Questar Pipeline’s Clay Basin underground gas-storage facility in eastern Utah is 100% subscribed under long-term contracts. In addition, to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years. Questar Gas has also contracted for 100% of the firm-storage capacity at the aquifer facilities for terms extending for 11 years.

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

NGL revenues increased 20% in 2006 over 2005 due to 21% higher prices and 33% higher volumes offset by a 2005 adjustment. In 2005 revenues were increased by a $2.4 million adjustment due to a resolution of a liquid-sharing arrangement in a fuel-gas reimbursement proceeding. The 2005 NGL revenues were $5.6 million higher than 2004 due to higher prices and volumes and $2.4 million adjustment.

During the third quarter of 2005, Questar Pipeline received FERC approval of a settlement with customers that resolved outstanding issues in the 2004 and 2005 fuel-gas reimbursement percentage (FGRP) filings. Included in this settlement was a resolution of the amount of liquid revenues at the Kastler plant to be retained by Questar Pipeline. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.4 million and net income by $1.5 million. See Note 9 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for a discussion of Questar Pipeline’s FGRP proceedings.

Expenses

Operating, maintenance, general and administrative expenses decreased by 6% to $52.4 million in 2006 compared to $55.9 million in 2005 and $55.7 million in 2004. Beginning in July 2005 customers at the Company’s carbon dioxide processing plant began supplying their own fuel gas, which accounted for $1.0 million of the decrease. Operating, maintenance, general and administrative expenses per dth transported were $0.11 in 2006 compared with $0.14 in 2005 and $0.16 in 2004. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 7% in 2006 compared to 2005 and 4% in 2005 compared to 2004 due to investment in pipeline expansions.

QUESTAR PIPELINE 2006 FORM 10-K

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the Company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The Company conducted six additional pressure tests from April 2004 to October 2006 to validate the model.

The reservoir model indicates from 0 to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage reservoir performance. The cushion gas loss represents 0.25% of the volume of gas cycled in and out of the reservoir over the past 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements.

Questar Pipeline has proposed to its firm-storage customers to record the apparent loss of gas against the native gas remaining in the reservoir. This accounting treatment would not impact Questar Pipeline net income. Alternatively, the FERC may require Questar Pipeline to adjust recoverable cushion gas, and reduce earnings by about $3 million after tax.

Southern Trails Pipeline

See Note 4 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of the impairment of the California segment of Southern Trails and potential impairment of the eastern segment.

Investing Activities

Following is a summary of Questar Pipeline’s capital expenditures for 2006 and 2005 and a forecast for 2007:

	Year Ended December 31,
	2007 Forecast	2006	2005
	(in millions)
Transmission system	$115.7	$13.5	$60.2
Overthrust Pipeline	197.3	58.3
Southern Trails Pipeline	1.5	0.1	0.7
Storage	16.9	2.5	3.4
Gathering and processing	3.0	3.4	0.1
General	5.5	2.0	1.1
Change in capital expenditure accruals		(3.7)	1.9
Total Capital Expenditures	$339.9	$76.1	$67.4

During 2006, a Questar Pipeline subsidiary completed a 27.2 miles extension of the Overthrust Pipeline from the Uinta County, Wyoming to a connection with the Kern River Gas Transmission pipeline at Opal, Wyoming.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2006:

	Payments Due by Year
	Total	2007	2008-2009	2010-2011	After 2011
	(in millions)
Long-term debt	$310.4		$100.3		$210.1
Operating leases	3.9	$0.7	1.6	$1.6
Total	$314.3	$0.7	$101.9	$1.6	$210.1

QUESTAR PIPELINE 2006 FORM 10-K

Critical Accounting Policies, Estimates and Assumptions

Questar Pipeline’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report. The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

Recent Accounting Developments

Refer to Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if market prices for NGL decline.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2006. Questar Pipeline’s largest customers include Questar Gas, PacifiCorp, Kerr McGee, EOG Resources and Chevron/Texaco.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company had $310.4 million of fixed-rate long-term debt at December 31, 2006 and 2005 with a fair value of $325.3 million in 2006 and $336.3 million in 2005. If interest rates would have declined 10%, fair value would increase to $332.0 million in 2006 and $349.0 million in 2005. The fair value calculations do not represent the cost to retire the debt securities. The Company also borrows funds on a short-term basis with variable interest rates.

QUESTAR PIPELINE 2006 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm

15

Consolidated Statements of Income, three years ended December 31, 2006

16

Consolidated Balance Sheets at December 31, 2006 and 2005

17

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2006

19

Consolidated Statements of Cash Flows, three years ended December 31, 2006

20

Notes Accompanying the Consolidated Financial Statements

24

Financial Statement Schedules:

30

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

QUESTAR PIPELINE 2006 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Questar Pipeline Company and subsidiaries adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, under the modified prospective phase-in method, effective January 1, 2006.

/s/Ernst & Young LLP

Salt Lake City, UT

February 26, 2007

QUESTAR PIPELINE 2006 FORM 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2006	2005	2004
	(in millions)
REVENUES
From unaffiliated customers	$101.7	$ 82.6	$ 67.9
From affiliated companies	79.7	83.4	88.6
TOTAL REVENUES	181.4	166.0	156.5

OPERATING EXPENSES
Operating and maintenance	33.1	30.7	26.3
General and administrative	19.3	25.2	29.4
Depreciation and amortization	31.5	29.4	28.2
Impairment of the California segment of Southern Trails Pipeline		16.0
Other taxes	6.6	5.8	6.6
TOTAL OPERATING EXPENSES	90.5	107.1	90.5
Net gain from asset sales		0.4
OPERATING INCOME	90.9	59.3	66.0
Interest and other income	0.8	1.0	0.2
Interest expense	(23.7)	(22.3)	(22.2)
INCOME BEFORE INCOME TAXES	68.0	38.0	44.0
Income taxes	25.6	13.6	16.4
NET INCOME	$ 42.4	$ 24.4	$ 27.6

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2006 FORM 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 2.4	$ 3.9
Notes receivable from Questar	2.4	9.2
Federal income taxes receivable	0.7
Accounts receivable	9.4	9.3
Accounts receivable from affiliates	11.7	0.1
Materials and supplies, at lower of average cost or market	19.0	3.3
Prepaid expenses and other	2.8	3.5
Deferred income taxes – current	0.8
Total Current Assets	49.2	29.3

Property, Plant and Equipment
Transportation	789.2	735.5
Storage	235.2	233.9
Processing	38.9	35.6
General and intangible	53.7	53.1
Construction work in progress	56.9	43.4
	1,173.9	1,101.5
Less accumulated depreciation and amortization	406.8	381.4
Net Property, Plant and Equipment	767.1	720.1

Other Assets
Regulatory assets	9.7	10.7
Goodwill	4.2	4.2
Other noncurrent assets	2.7	10.1
Total Other Assets	16.6	25.0

Total Assets	$ 832.9	$ 774.4

QUESTAR PIPELINE 2006 FORM 10-K

	December 31,
	2006	2005
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 76.1	$ 58.4
Accounts payable and accrued expenses
Accounts and other payables	23.1	12.4
Accounts payable to affiliates	3.6	2.7
Federal income taxes		0.2
Interest	1.7	1.8
Total accounts payable and accrued expenses	28.4	17.1
Deferred income taxes – current		0.3
Total Current Liabilities	104.5	75.8

Long-term debt	310.1	310.1
Deferred income taxes	119.4	112.2
Other long-term liabilities	21.2	15.6
Commitments and contingencies – note 10

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share;
authorized 25.0 shares; issued and outstanding 6.6 shares	6.6	6.6
Additional paid-in capital	142.6	142.0
Retained earnings	128.5	112.1
Total Common Shareholder’s Equity	277.7	260.7

Total Liabilities and Common Shareholder’s Equity	$832.9	$774.4

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2006 FORM 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in millions)
Balance at January 1, 2004	$6.6	$142.0	$110.1
2004 net income			27.6
Dividends paid			(24.5)
Balance at December 31, 2004	6.6	142.0	113.2
2005 net income			24.4
Dividends paid			(25.5)
Balance at December 31, 2005	6.6	142.0	112.1
2006 net income			42.4
Dividends paid			(26.0)
Share-based compensation		0.6
Balance at December 31, 2006	$6.6	$142.6	$128.5

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2006 FORM 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
	(in millions)
OPERATING ACTIVITIES
Net income	$ 42.4	$ 24.4	$ 27.6
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	33.4	31.5	30.4
Deferred income taxes	6.1	(2.8)	7.4
Share-based compensation	0.6
Net gain from asset sales		(0.4)
Impairment of the California segment of Southern Trails Pipeline		16.0
Changes in operating assets and liabilities
Accounts receivable	(11.7)	0.4	1.5
Materials and supplies	(14.3)	0.2	(1.0)
Prepaid expenses and other	0.7	(0.2)
Accounts payable and accrued expenses	6.4	1.2	7.3
Rate-refund obligation		(4.7)	4.7
Federal income taxes	(0.9)	(0.7)	(2.2)
Other assets and liabilities	12.8	3.4	1.4
NET CASH PROVIDED FROM OPERATING ACTIVITIES	75.5	68.3	77.1

INVESTING ACTIVITIES
Capital expenditures	(76.1)	(67.4)	(30.1)
Proceeds from asset dispositions	0.6	1.4	1.9
NET CASH USED IN INVESTING ACTIVITIES	(75.5)	(66.0)	(28.2)

FINANCING ACTIVITIES
Change in notes receivable from Questar	6.8	(6.3)	(2.9)
Change in notes payable to Questar	17.7	30.4	(21.5)
Dividends paid	(26.0)	(25.5)	(24.5)
NET CASH USED IN FINANCING ACTIVITIES	(1.5)	(1.4)	(48.9)
Change in cash and cash equivalents	(1.5)	0.9
Beginning cash and cash equivalents	3.9	3.0	3.0
Ending cash and cash equivalents	$ 2.4	$ 3.9	$ 3.0

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2006 FORM 10-K

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly-owned subsidiary of Questar. The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services.

Principles of Consolidation

The consolidated financial statements contain the accounts of Questar Pipeline and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and notes in conformity with GAAP requires management to formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. Rate-regulated companies may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Regulation

Questar Pipeline is regulated by the FERC. The FERC establishes rates for the storage, transportation and sale of natural gas. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The consolidated financial statements of Questar Pipeline are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates. Regulatory assets and liabilities are recorded to reflect these timing differences. See Note 5 to the consolidated financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2006 and 2005.

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Notes Receivable from Questar

Notes receivable from Questar represent interest-bearing demand notes for cash loaned to Questar until needed in the Company’s operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation assets because the Company does not have a legal obligation to abandon the assets.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas transportation and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset

QUESTAR PIPELINE 2006 FORM 10-K

disposals are recorded as adjustments in accumulated depreciation. Average depreciation, depletion and amortization rates for the year ended December 31, were 3.4% in 2006, 3.3% in 2005 and 3.4% in 2004.

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Intangible assets consist of rights of way and are amortized over a 20 to 33 year range. Goodwill is tested for impairment at a minimum of once a year or when a triggering event occurs. If a triggering event occurs, the undiscounted net cash flows of the intangible asset or entity to which the goodwill relates are evaluated. Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets. The amount of the impairment is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The FERC requires the capitalization of AFUDC during the construction period of rate regulated plant and equipment. There are debt and equity portions of AFUDC. Equity AFUDC amounted to less than 0.1 million in 2006, $0.3 million in 2005 and $0.1 million in 2004 and is included in interest and other income in the Consolidated Statements of Income. Interest expense was reduced by $0.4 million in 2006, $0.9 million in 2005 and $0.1 million in 2004.

Credit Risk

The Company’s primary customers are gas producers, gas marketers and local distribution companies. Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2006.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Pipeline accounts for income tax expense on a separate return basis and records tax benefits as they are generated. Deferred income taxes have been provided for the temporary timing differences arising between the book- and tax-carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Pipeline uses the deferral method to account for investment tax credits as required by regulatory commissions.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for Questar Pipeline beginning January 1, 2007. The Company does not expect the provisions of FIN 48 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157 “Fair-Value Measures”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS 157.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

QUESTAR PIPELINE 2006 FORM 10-K

Reclassifications

Certain reclassifications were made to prior year financial statements to conform with the 2006 presentation of current portion of deferred income taxes and regulatory assets and liabilities.

Note 2 – Share-Based Compensation

Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Questar Pipeline uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Questar and the Company implemented SFAS 123R “Share Based Payment” effective January 1, 2006, and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006, were approximately $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the year of 2005 was approximately $0.5 million. Share-based compensation associated with unvested restricted shares amounted to $0.4 million for the year ended December 31, 2006.

Transactions involving stock options granted to employees of Questar Pipeline under the Long-Term Stock Incentive Plan (LTSIP) are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2006	97,835	$21.38 – $48.66	$36.75
Exercised	(18,750)	22.95 – 28.01	26.02
Employee transfer	4,500	27.11	27.11
Balance at December 31, 2006	83,585	$21.38 – $48.66	$38.64

The number of unvested stock options held by Questar Pipeline employees decreased by 15,500 shares in 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2006	Weighted-average exercise price	Number unvested at Dec. 31, 2006	Weighted-average exercise price
$21.38 – $22.95	22,335	1.9	$21.68	22,335	$21.68
$27.11 – $48.66	61,250	7.5	44.82	36,250	42.17	25,000	$48.66
	83,585	6.0	$38.64	58,585	$34.36	25,000	$48.66

Most restricted share grants vest in equal installments over a three to five year period from the grant date. The weighted-average vesting period of unvested restricted shares at December 31, 2006, was 16 months. Transactions involving restricted shares in the LTSIP in 2006 are summarized below:

	Shares	Price Range	Weighted- average Price
Balance at January 1, 2006	14,000	$34.90 - $51.00	$47.49
Granted	5,125	73.50	73.50
Distributed	(734)	39.29	39.29
Forfeited	(150)	73.50	73.50

QUESTAR PIPELINE 2006 FORM 10-K

Balance at December 31, 2006	18,241	$34.90 - $73.50	$54.91

Note 3 – Asset Retirement Obligations (ARO)

Questar Pipeline recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to gas processing plants and other above-ground facilities. The fair value of abandonment costs is estimated and depreciated over the life of the related assets. ARO are adjusted to present value each period through an accretion calculation using a credit adjusted risk free interest rate. Changes in asset retirement obligations were as follows:

	2006	2005
	(in millions)
ARO liability at January 1,	$2.8	$0.3
Liabilities incurred		2.5
Accretion	0.2
ARO liability at December 31,	$3.0	$2.8

Note 4 – Southern Trails Pipeline

The California segment of the Southern Trails Pipeline, which extends from near the California-Arizona state line to Long Beach, California, is currently not in service. Questar Pipeline is pursuing several options to sell or place this line in service.

Questar Pipeline performed an impairment test on the California segment of Southern Trails during the fourth quarter of 2005 and recognized an impairment of $16 million, reducing its net investment to approximately $35 million. The value realized by Questar Pipeline for the California segment of Southern Trails, either by putting the line in service or selling the line, may vary from this amount.

A firm-transportation contract for 40 Mdth per day, representing about 50% of the total capacity, on the eastern segment of Southern Trails Pipeline expires in mid-2008. The Company is working with the shipper to extend the contract. In addition, the Company is actively remarketing this capacity in the event the shipper elects not to renew. An impairment of the eastern segment may be required if the Company’s recontracting efforts result in significantly lower throughput or rates.

Note 5 – Regulatory Assets and Liabilities

Following is a description of the Company’s regulatory assets and liabilities. Questar Pipeline recovers these costs but does not generally receive a return on these assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 11 years as of December 31, 2006.

•

Questar Pipeline is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges. Regulatory liabilities are included with other long-term liabilities in the consolidated balance sheets. A list of regulatory assets and liabilities follows:

	December 31,
	2006	2005
	(in millions)
Regulatory assets
Cost of reacquired debt	$5.9	$6.5
Income taxes recoverable from customers	2.9	3.2
Other	0.9	1.0
Total	$9.7	$10.7

QUESTAR PIPELINE 2006 FORM 10-K

	December 31,
	2006	2005
	(in millions)
Regulatory liabilities
Postretirement medical	$4.3	$4.2
Income taxes refundable to customers	0.2	0.3
Total	$4.5	$4.5

Note 6 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $76.1 million at December 31, 2006 with an interest rate of 5.44% and $58.4 million at December 31, 2005 with an interest rate of 4.42%.

Questar Pipeline’s long-term debt before unamortized debt discount amounted to $310.4 million consisting of medium-term notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. The unamortized debt discount amounted to $0.3 million at December 31, 2006 and 2005. Maturities of long-term debt in the next five years include $58.3 million due in 2008, a $42.0 million due in 2009 and $180.0 million due in 2011. All notes are unsecured obligations and rank equally with all other unsecured liabilities. There are no long-term debt provisions restricting the payment of dividends.

Cash paid for interest was $23.2 million in 2006, $22.2 million in 2005 and $21.3 million in 2004.

Note 7 – Financial Instruments and Risk Management

The carrying values and estimated fair values of Questar Pipeline’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in millions)
Financial assets
Cash and cash equivalents	$ 2.4	$ 2.4	$ 3.9	$ 3.9
Notes receivable from Questar	2.4	2.4	9.2	9.2
Financial liabilities
Notes payable to Questar	$ 76.1	$ 76.1	$ 58.4	$ 58.4
Long-term debt before debt discount	310.4	325.3	310.4	336.3

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalent, note receivable and short-term debt – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Note 8 – Income Taxes

Details of Questar Pipeline’s income tax expense and deferred income taxes are provided in the following tables.

QUESTAR PIPELINE 2006 FORM 10-K

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Federal
Current	$17.1	$ 14.0	$ 5.8
Deferred	6.0	(2.7)	8.1
State
Current	2.3	2.3	2.8
Deferred	0.2		(0.3)
	$25.6	$13.6	$16.4

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2006	2005	2004
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	2.4	3.9	3.7
Other	0.2	(3.2)	(1.4)
Effective income tax rate	37.6%	35.7%	37.3%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2006	2005
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$115.8	$108.6
Employee benefits and compensation costs	3.6	3.6
Total	$119.4	$112.2

Deferred income taxes – current (asset) liability	$ (0.8)	$0.3

Cash paid for income taxes was $20.5 million in 2006, $15.1 million in 2005 and $8.9 million in 2004

Note 9 – Rate Regulation

Fuel-Gas Reimbursement Percentage (FGRP)

In July 2005, the FERC approved an uncontested offer of settlement to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement contains the following terms: (a) the settlement will cover the period from June 1, 2005 through December 31, 2007; (b) no adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005; (c) one-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline; and (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related costs and 0.15% of prior-period amortization of under-recovered volumes. If actual ongoing costs are less than the 1.95%, the difference will be shared equally with customers beginning January 2006. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.4 million and net income by $1.5 million.

QUESTAR PIPELINE 2006 FORM 10-K

The actual FGRP for the 12-month period ended September 30, 2005, was 1.73%. Pursuant to the settlement, Questar Pipeline reduced its FGRP for calendar year 2006 to 1.84% plus 0.15% of prior period volume. The actual FGRP for the 12-month period ended September 2006, was 1.92%. In accordance with the settlement, the FGRP for 2007 is 1.94%.

Transmission Provider Standards of Conduct

On January 18, 2007, the FERC proposed permanent standards of conduct regulation in a Notice of Proposed Rulemaking (NOPR) that will replace an Interim Rule governing the relationship between transmission providers and their energy affiliates. The Interim Rule was put forth January 9, 2007, by the FERC in response to Order No. 2004 being vacated November 17, 2006, by the U.S. Court of Appeals for the District of Columbia Circuit. The Court of Appeals found that the FERC had not adequately supported the application of the standards of conduct to a broader definition of energy affiliates in Order No. 2004. In its NOPR the FERC proposed that the standards of conduct apply only to marketing affiliates. The proposed definition of marketing affiliate is similar to the definition found in Order No. 497 (pre-Order No. 2004).

Note 10 – Commitments and Contingencies

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

Note 11 – Employee Benefits

Pension Plan

Questar Pipeline employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period interval during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $2.2 million in 2006, $2.0 million in 2005 and $1.6 million in 2004.

Questar Pipeline portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2006 and 2005, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $0.1 million in 2006 and 2005 and $0.2 million in 2004.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2006 and 2005, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

QUESTAR PIPELINE 2006 FORM 10-K

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. Beginning in 2005, the EIP trustee purchased Questar shares on the open market as cash contributions are received. The Company’s expense equaled its matching contribution of $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12 – Questar Regulated Services Merger

Questar Pipeline’s prior parent company, Questar Regulated Services Company (Regulated Services), merged effective March 31, 2005 with Questar Gas. Questar Gas was the surviving company. Regulated Services was a holding company that provided management, engineering and accounting services for its wholly-owned subsidiaries, Questar Pipeline and Questar Gas. Regulated Services was a wholly-owned subsidiary of Questar. Questar Pipeline and Questar Gas became wholly-owned subsidiaries of Questar as a result of the merger.

Note 13 – Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $75.8 million in 2006, $76.7 million in 2005 and $80.3 million in 2004. The Company also received revenues from other affiliated companies totaling $3.9 million in 2006, $6.7 million in 2005 and $8.3 million in 2004.

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at its cost of $17.8 million in 2006 and $20.5 million in 2005. These same services were provided by Regulated Services in 2004, amounting to $21.2 million. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $3.1 million in 2006, $3.8 million in 2005 and $3.6 million in 2004. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar InfoComm provided data-processing and communication services to Questar Pipeline in 2005 and 2004. Direct charges paid by the Company to Questar InfoComm were $0.5 million in 2005 and $3.6 million in 2004.

Questar Pipeline has a lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.7 million per year for 2006, 2005 and 2004. The annual lease payment for each of the years following 2006 will be $0.7 million each year in 2007 and $0.8 million each year in 2008 through 2011.

The Company incurred interest expense payable to Questar of $2.1 million in 2006, $1.3 million in 2005 and $0.4 million in 2004 and received interest income amounting to $0.4 million in 2006, $0.2 million in 2005 and $18,000 in 2004.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

QUESTAR PIPELINE 2006 FORM 10-K

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst &Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group:

2006

2005

Audit Fees

$1,392,407

$1,139,194

Questar Pipeline Portion

271,374

220,927

Audit related Fees

90,000

48,500

Questar Pipeline Portion

13,785

7,365

Tax Fees

8,545

9,008

Questar Pipeline Portion

850

1,375

All Other Fees

-

-

Questar Pipeline Portion

-

-

QUESTAR PIPELINE 2006 FORM 10-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2007.

QUESTAR PIPELINE COMPANY

    (Registrant)

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

QUESTAR PIPELINE 2006 FORM 10-K

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

*R. Allan Bradley

President and CEO, Director

*Alan K. Allred

Director

*Teresa Beck

Director

*L. Richard Flury

Director

*Gary G. Michael

Director

*Bruce A. Williamson

Director

March 20, 2007

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

QUESTAR PIPELINE 2006 FORM 10-K

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

Exhibit 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Pipeline Company, hereby severally constitute R. Allan Bradley and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2006 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Pipeline Company, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2006 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

                 Signature

          Title

Date

                      /s/

Chairman of the Board

   02/13/07

K. O. Rattie

                      /s/

President and

   02/13/07

R. Allan Bradley

Chief Executive Officer

                      /s/

Director

   02/13/07

A. K. Allred

                      /s/

Director

   02/13/07

Teresa Beck

                      /s/

Director

   02/13/07

L. Richard Flury

                      /s/

Director

   02/13/07

Gary G. Michael

                      /s/

Director

   02/13/07

Bruce A. Williamson

QUESTAR PIPELINE 2006 FORM 10-K

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this report of Questar Pipeline Company on Form 10-K for the period ending December 31, 2006;

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

March 20, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

QUESTAR PIPELINE 2006 FORM 10-K

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this report of Questar Pipeline Company on Form 10-K for the period ending December 31, 2006;

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

March 20, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

QUESTAR PIPELINE 2006 FORM 10-K

Exhibit 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Pipeline Company on Form 10-K for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

March 20, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

March 20, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

QUESTAR PIPELINE 2006 FORM 10-K

35