Form 10-Q
period 2007-03-31
QUESTAR PIPELINE CO
filed 2007-05-10
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-14147

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in charter)

STATEMENT OF UTAH

87-0307414

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization)

Identification No.)

180 East 100 South Street, P.O. Box 45360 Salt Lake City, Utah 84145-0360

(Address of principal executive offices

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

On April 30, 2007, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended March 31, 2007

TABLE OF CONTENTS

      Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of March 31, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the three months ended

March 31, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

7

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Pipeline Company Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,
	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$31.7	$29.4
From affiliated companies	20.6	20.7
Total Revenues	52.3	50.1

OPERATING EXPENSES
Cost of goods sold	1.6	1.4
Operating and maintenance	9.3	7.6
General and administrative	7.1	6.5
Depreciation and amortization	8.6	8.1
Other taxes	2.2	1.9
Total Operating Expenses	28.8	25.5
Net gain from asset sales	0.3
OPERATING INCOME	23.8	24.6
Interest and other income	0.2	0.5
Interest expense	(6.2)	(6.0)
INCOME BEFORE INCOME TAXES	17.8	19.1
Income taxes	6.6	7.1
NET INCOME	$11.2	$12.0

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 1.4	$ 2.8
Notes receivable from Questar	11.7	8.5
Accounts receivable	9.8	14.7
Accounts receivable from affiliates	8.6	12.2
Materials and supplies	11.6	20.4
Prepaid expenses and other	1.9	2.9
Deferred income taxes – current	0.8	0.9
Total Current Assets	45.8	62.4
Property, Plant and Equipment	1,208.7	1,183.8
Accumulated depreciation and amortization	(419.0)	(411.6)
Net Property, Plant and Equipment	789.7	772.2
Regulatory assets	9.3	9.7
Goodwill	4.2	4.2
Other noncurrent assets, net	6.3	4.6
Total Assets	$855.3	$ 853.1

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 75.7	$ 76.8
Accounts payable and accrued expenses	27.4	28.1
Accounts payable to affiliates	3.2	3.6
Total Current Liabilities	106.3	108.5
Long-term debt	310.2	310.2
Deferred income taxes	120.2	118.4
Other long-term liabilities	23.9	26.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	151.1	150.9
Retained earnings	137.0	132.4
Total Common Shareholder’s Equity	294.7	289.9
Total Liabilities and Common Shareholder’s Equity	$855.3	$853.1

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 11.2	$ 12.0
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	9.1	8.6
Deferred income taxes	1.9	0.8
Share-based compensation	0.2	0.2
Net gain from asset sales	(0.3)
Changes in operating assets and liabilities	13.1	9.6
NET CASH PROVIDED FROM OPERATING ACTIVITIES	35.2	31.2

INVESTING ACTIVITIES
Capital expenditures	(24.7)	(1.6)
Proceeds from (cash used in) asset dispositions	(1.0)	1.8
NET CASH (USED IN) PROVIDED FROM INVESTING ACTIVITIES	(25.7)	0.2

FINANCING ACTIVITIES
Change in notes receivable from Questar	(3.2)	(1.7)
Change in notes payable to Questar	(1.1)	(24.4)
Dividends paid	(6.6)	(6.5)
NET CASH USED IN FINANCING ACTIVITIES	(10.9)	(32.6)
Change in cash and cash equivalents	(1.4)	(1.2)
Beginning cash and cash equivalents	2.8	4.2
Ending cash and cash equivalents	$ 1.4	$ 3.0

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim condensed consolidated financial statements contain the accounts of Questar Pipeline and its majority-owned or controlled subsidiaries. The condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Pipeline adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the period ended March 31, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 4 – Merger with Questar InfoComm Inc.

Questar InfoComm Inc., a wholly owned subsidiary of Questar, was transferred to Questar Pipeline effective January 1, 2007. Activities of Questar InfoComm include gas analysis and wellhead automation. Questar InfoComm reported total assets of $21.5 million at December 31, 2006. Revenues were $17.0 million and net income was $3.0 million for the year ended December 31, 2006. Prior-year information has been restated to conform with the 2007 presentation

Note 5 – Recent Accounting Development

In April 2007, the FASB staff issued FASB Staff Position (FSP) FAS 154-a, “Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements.” If a misstatement relating to a prior-year exists after current-year financial statements are corrected and is material to the current-year, correction of the

Questar Pipeline Company Form 10-Q

previously issued financial statements is required. The comment period for FSP FAS 154-a ended April 30, 2007. The Company is evaluating the effect, if any, that the proposed procedures of FSP FAS 154-a may have on the consolidated balance sheets or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-month periods ended March 31, 2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2007 net income of $11.2 million compared with $12.0 million in 2006, a 7% decrease. Operating income decreased $0.8 million, or 3%, in the first quarter 2007 to 2006 comparison due primarily to increased costs from a phased system expansion that went into service at the beginning of 2007. Questar InfoComm is now included in Questar Pipeline operations. Previously Questar InfoComm was a wholly owned subsidiary of Questar. Activities of Questar InfoComm include gas analysis and wellhead automation. Prior-year information has been restated to conform with the 2007 presentation. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Transportation	$30.9	$30.1
Storage	9.6	9.6
Gas processing	2.0	1.4
NGL revenues	2.5	2.6
Other	7.3	6.4
Total revenues	52.3	50.1
Operating expenses
Cost of goods sold	1.6	1.4
Operating and maintenance	9.3	7.6
General and administrative	7.1	6.5
Depreciation and amortization	8.6	8.1
Other taxes	2.2	1.9
Operating expenses	28.8	25.5
Net gain from assets sale	0.3
Operating income	$23.8	$24.6

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	76.9	62.7
For Questar Gas	42.1	40.9
For other affiliated customers	4.7	3.7
Total transportation	123.7	107.3
Transportation revenue (per dth)	$0.25	$0.28
Firm daily transportation demand at March 31, (MMdth)	2.2	2.2

Questar Pipeline Company Form 10-Q

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the first quarter of 2007 compared with 2006:

Change in Revenues
2006 to 2007
(in millions)
Transportation
New transportation contracts	$ 1.2
Expiration of transportation contracts	(0.2)
Other	(0.2)
Gas processing	0.6
NGL revenues	(0.1)
Other	0.9
Increase	$ 2.2

As of March 31, 2007, Questar Pipeline had firm-transportation contracts of 2,233 Mdth per day compared with 2,155 Mdth per day as of March 31, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, operations began on an extension of the Overthrust Pipeline to a connection with Kern River Pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point.

Questar Pipeline has increased transportation revenues by remarketing expiring contracts with discounted rates ranging from $0.08 per dth to $0.12 per dth into maximum rate contracts ($0.17 per dth) for terms of up to 31 years and, where possible, has converted contracts covering multiple transportation paths into multiple contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline’s owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years and for 100% of the firm-storage capacity at the aquifer facilities for terms extending for 11 years.

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

NGL revenues decreased 4% in the first quarter of 2007 over 2006 due to 18% lower prices partially offset by 15% higher volumes.

Expenses

Operating, maintenance, general and administrative expenses increased by 16% to $16.4 million in the first quarter of 2007 compared to $14.1 million in the first quarter of 2006. The increase was a result of the system expansion and higher labor and service costs. Operating, maintenance, general and administrative expenses per dth transported was flat at $0.13 in both the first quarter of 2007 and the first quarter of 2006, while transportation volumes also increased 15%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 6% in the first quarter of 2007 compared to the first quarter of 2006 due to investment in pipeline expansions.

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the Company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure

Questar Pipeline Company Form 10-Q

data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The Company conducted seven additional pressure tests from April 2004 to April 2007 to validate the model.

The reservoir model indicates from zero to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage-reservoir performance. The cushion-gas loss represents 0.25% of the volume of gas cycled in and out of the reservoir over the past 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements.

Questar Pipeline proposes to record the apparent loss of gas as a reduction of native gas remaining in the reservoir. Questar Pipeline is currently discussing this proposal and other tariff changes with its customers.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Questar Pipeline undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Questar Pipeline Company Form 10-Q

Changes in Internal Controls

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

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

QUESTAR PIPELINE COMPANY

(Registrant)

May 10, 2007

/s/R. Allan Bradley_____________________

R. Allan Bradley

President and Chief Executive Officer

May 10, 2007

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

Questar Pipeline Company Form 10-Q

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2007;

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

May 10, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2007;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Questar Pipeline Company Form 10-Q

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

May 10, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Pipeline Company on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY

May 10, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

May 10, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Pipeline Company Form 10-Q

13