Form 10-Q
period 2007-06-30
QUESTAR PIPELINE CO
filed 2007-08-09
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

On July 31, 2007, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended June 30, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

   June 30, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of June 30, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

   RESULTS OF OPERATIONS

7

ITEM 4T.

CONTROLS AND PROCEDURES

10

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

10

ITEM 6.

EXHIBITS

10

Signatures

11

Questar Pipeline Company Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$ 30.4	$30.2	$ 62.1	$ 59.6
From affiliated companies	19.3	20.0	39.9	40.7
Total Revenues	49.7	50.2	102.0	100.3

OPERATING EXPENSES
Cost of goods sold	0.7	2.5	2.3	3.9
Operating and maintenance	9.5	8.8	18.8	16.4
General and administrative	7.8	5.9	14.9	12.4
Depreciation and amortization	8.6	8.0	17.2	16.1
Other taxes	1.9	1.8	4.1	3.7
Total Operating Expenses	28.5	27.0	57.3	52.5
Net gain from asset sales	0.2	0.1	0.5	0.1
OPERATING INCOME	21.4	23.3	45.2	47.9
Interest and other income	0.6	0.4	0.8	0.9
Interest expense	(5.8)	(6.0)	(12.0)	(12.0)
INCOME BEFORE INCOME TAXES	16.2	17.7	34.0	36.8
Income taxes	6.2	6.7	12.8	13.8
NET INCOME	$10.0	$11.0	$21.2	$ 23.0

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 2.8
Notes receivable from Questar	$ 10.4	8.5
Accounts receivable	10.2	14.7
Accounts receivable from affiliates	10.0	12.2
Materials and supplies	10.2	20.4
Prepaid expenses and other	2.3	2.9
Deferred income taxes – current	0.8	0.9
Total Current Assets	43.9	62.4
Property, Plant and Equipment	1,341.9	1,183.8
Accumulated depreciation and amortization	(426.3)	(411.6)
Net Property, Plant and Equipment	915.6	772.2
Regulatory assets	8.8	9.7
Goodwill	4.2	4.2
Other noncurrent assets, net	7.7	4.6
Total Assets	$980.2	$853.1

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 3.4
Notes payable to Questar	168.4	$ 76.8
Accounts payable and accrued expenses	49.7	28.1
Accounts payable to affiliates	3.8	3.6
Total Current Liabilities	225.3	108.5
Long-term debt	310.1	310.2
Deferred income taxes	121.9	118.4
Other long-term liabilities	24.7	26.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	151.3	150.9
Retained earnings	140.3	132.4
Total Common Shareholder’s Equity	298.2	289.9
Total Liabilities and Common Shareholder’s Equity	$980.2	$853.1

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 21.2	$ 23.0
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	18.0	17.1
Deferred income taxes	3.6	1.5
Share-based compensation	0.4	0.3
Net gain from asset sales	(0.5)	(0.1)
Changes in operating assets and liabilities	(0.9)	8.2
NET CASH PROVIDED FROM OPERATING ACTIVITIES	41.8	50.0

INVESTING ACTIVITIES
Capital expenditures	(124.2)	(12.4)
Cash used in asset dispositions	(0.2)	(0.7)
NET CASH USED IN INVESTING ACTIVITIES	(124.4)	(13.1)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(1.9)	(3.2)
Change in notes payable to Questar	91.6	(20.7)
Checks outstanding in excess of cash	3.4
Dividends paid	(13.3)	(13.0)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	79.8	(36.9)
Change in cash and cash equivalents	(2.8)
Beginning cash and cash equivalents	2.8	4.2
Ending cash and cash equivalents	$ -	$ 4.2

See notes accompanying the condensed consolidated financial statements

Questar Pipeline Company Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services primarily in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services and other energy services. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Pipeline adopted the provisions of FIN 48 on January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six-month period ended June 30, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 4 – Questar InfoComm Inc. Transferred to Questar Pipeline

Questar InfoComm Inc., a wholly owned subsidiary of Questar, was transferred to Questar Pipeline effective January 1, 2007. Activities of Questar InfoComm include gas analysis and wellhead automation. Questar InfoComm reported total assets of $21.5 million at December 31, 2006. Revenues were $17.0 million and net income was $3.0 million for the year ended December 31, 2006. Prior-year information has been restated to conform with the 2007 presentation.

Questar Pipeline Company Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline reported second quarter 2007 net income of $10.0 million compared with $11.0 million in 2006, a 9% decrease and $21.2 million net income in the first half of 2007 compared with $23.0 million in the 2006 period. Operating income decreased $1.9 million or 8% in the 2007 second quarter and was 6% lower in the 2007 first half compared to the 2006 periods due primarily to increased expenses related to a system expansion and lower NGL sales. The company began collecting revenues from the Overthrust Pipeline Opal expansion in 2006 at an interim delivery point on the Kern River pipeline before completion of the new facilities in January 2007. In the 2007 periods, Questar Pipeline incurred higher operating, depreciation and interest expense after placing the new facilities in service. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Transportation	$31.3	$29.6	$62.2	$ 59.7
Storage	9.4	9.3	19.0	18.9
Gas processing	2.1	1.4	4.1	2.8
NGL sales	1.6	2.9	4.1	5.5
Energy services and other	5.3	7.0	12.6	13.4
Total revenues	49.7	50.2	102.0	100.3
Operating expenses
Cost of goods sold	0.7	2.5	2.3	3.9
Operating and maintenance	9.5	8.8	18.8	16.4
General and administrative	7.8	5.9	14.9	12.4
Depreciation and amortization	8.6	8.0	17.2	16.1
Other taxes	1.9	1.8	4.1	3.7
Operating expenses	28.5	27.0	57.3	52.5
Net gain from asset sales	0.2	0.1	0.5	0.1
Operating income	$21.4	$23.3	$45.2	$ 47.9

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	84.0	78.2	160.9	140.9
For Questar Gas	25.4	27.2	67.5	68.1
For other affiliated customers	3.9	5.9	8.6	9.6
Total transportation	113.3	111.3	237.0	218.6
Transportation revenue (per dth)	$0.28	$0.27	$0.26	$0.27
Firm daily transportation demand at June 30, (MMdth)	2.2	2.1
Natural gas processing
NGL sales (MMgal)	1.4	2.3	3.9	4.5
NGL sales price (per gal)	$1.20	$1.25	$1.05	$1.22

Questar Pipeline Company Form 10-Q

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the second quarter and first half of 2007 compared with the same periods in 2006:

	Change in Revenues
	3 Months Ended June 30, 2007 Compared with 2006	6 Months Ended June 30, 2007 Compared with 2006
	(in millions)
Transportation
New transportation contracts	$2.1	$3.1
Expiration of transportation contracts	(0.6)	(0.7)
Other	0.2	0.1
Gas processing	0.7	1.3
NGL sales	(1.3)	(1.4)
Energy services and other	(1.6)	(0.7)
Increase (decrease)	($0.5)	$1.7

As of June 30, 2007, Questar Pipeline had firm-transportation contracts of 2,240 Mdth per day compared with 2,135 Mdth per day as of June 30, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, operations began on an extension of the Overthrust Pipeline to a connection with Kern River pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point pending construction and startup of the new facilities. Questar Pipeline has increased transportation revenues by remarketing expiring contracts with discounted rates ranging from $0.08 per dth to $0.12 per dth into maximum rate contracts ($0.17 per dth) for terms of up to 31 years and, where possible, has converted contracts with multiple delivery paths  into multiple contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 11 years.

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

NGL sales decreased 45% in the second quarter of 2007 and 25% in the first half of 2007 compared to the 2006 periods due to lower volumes and prices because of lower quality liquids removed from the gas stream.

Energy services revenues and the related cost of goods sold were lower in the 2007 periods because of reduced wellhead automation equipment sales.

Questar Pipeline is currently expanding its southern system in eastern Utah and its Overthrust Pipeline to Wamsutter, Wyoming. Both of these projects are scheduled to be complete by the end of 2007. The southern system expansion is supported by long-term contracts and the Overthrust extension is supported by both a long-term contract and lease agreement. During the first half of 2007, Questar Pipeline recognized $0.3 million of allowance for equity funds used during construction, which is recorded as other income, and reduced interest expense by $1.5 million of allowance for debt funds used during construction.

Questar Pipeline Company Form 10-Q

Expenses

Operating, maintenance, general and administrative expenses increased by 18% in the second quarter of 2007 and 17% in the first half of 2007 compared to the same periods of 2006. The increase was a result of the system expansion and higher labor and service costs. Operating, maintenance, general and administrative expenses were $0.14 per dth transported in the first half of 2007 compared with $0.13 in the first half of 2006. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 8% in the second quarter of 2007 and 7% in the first half of 2007 compared to the same periods of 2006 due to investment in pipeline expansions.

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

The reservoir model indicates from zero to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The uncertainty reflected in this estimate of potential cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage-reservoir performance. The cushion-gas loss represents 0.25% of the volume of gas cycled in and out of the reservoir over more than 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements. Questar Pipeline is preparing the technical analysis to support a FERC filing to request, among other things, to account for the apparent loss of gas as a reduction of native gas remaining in the reservoir.

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

Questar Pipeline Company Form 10-Q

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Questar may be subject to future greenhouse gas regulation. On April 2, 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, in which the Court held that carbon dioxide, a greenhouse gas, is a pollutant regulated under the Clean Air Act and that EPA has a duty to make a determination regarding whether emissions of carbon dioxide from mobile sources endanger health and the environment. Although the decision addresses mobile source emissions, it is already being cited in other pending litigation as support for the proposition that EPA should promulgate National Ambient Air Quality Standards for carbon dioxide with attendant direct restrictions on emissions of carbon dioxide from stationary sources of air emissions. In addition to this legal development, there are a number of bills pending in Congress which would regulate greenhouse gas emissions through a cap-and-trade system under which emitters of greenhouse gases would be allocated or sold allowances to permit emissions of greenhouse gases. While it is likely that there will be regulation of greenhouse gas emissions in the next few years, it is too early to predict with any certainty how this regulation will affect Questar’s business, operations or financial results.

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

QUESTAR PIPELINE COMPANY

(Registrant)

August 9, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 9, 2007

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

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2007;

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

Questar Pipeline Company Form 10-Q

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

August 9, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2007;

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

Questar Pipeline Company Form 10-Q

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

August 9, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Questar Pipeline Company on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

August 9, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 9, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Pipeline Company Form 10-Q

13