Form 10-Q
period 2007-09-30
QUESTAR PIPELINE CO
filed 2007-11-02
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

On October 31, 2007, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended September 30, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

    September 30, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of September 30, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

   RESULTS OF OPERATIONS

7

ITEM 4T.

CONTROLS AND PROCEDURES

10

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

Signatures

11

Questar Pipeline Company 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$31.9	$28.3	$ 94.0	$ 87.9
From affiliated companies	19.1	19.3	59.0	60.0
Total Revenues	51.0	47.6	153.0	147.9

OPERATING EXPENSES
Cost of goods sold	1.1		3.4	3.9
Operating and maintenance	8.4	8.5	27.2	24.9
General and administrative	7.0	6.1	21.9	18.5
Depreciation and amortization	8.6	8.0	25.8	24.1
Other taxes	1.8	2.3	5.9	6.0
Total Operating Expenses	26.9	24.9	84.2	77.4
Net gain from asset sales	0.1	0.1	0.6	0.2
OPERATING INCOME	24.2	22.8	69.4	70.7
Interest and other income	0.6	0.6	1.4	1.5
Interest expense	(5.5)	(5.9)	(17.5)	(17.9)
INCOME BEFORE INCOME TAXES	19.3	17.5	53.3	54.3
Income taxes	7.3	6.7	20.1	20.5
NET INCOME	$12.0	$10.8	$ 33.2	$ 33.8

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2007 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	Sept. 30,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 1.7	$ 2.8
Notes receivable from Questar	9.7	8.5
Accounts receivable	9.8	14.7
Accounts receivable from affiliates	10.1	12.2
Materials and supplies	8.2	20.4
Prepaid expenses and other	1.3	2.9
Deferred income taxes – current	0.8	0.9
Total Current Assets	41.6	62.4
Property, Plant and Equipment	1,452.6	1,183.8
Accumulated depreciation and amortization	(434.1)	(411.6)
Net Property, Plant and Equipment	1,018.5	772.2
Regulatory assets	9.5	9.7
Goodwill	4.2	4.2
Other noncurrent assets, net	7.8	4.6
Total Assets	$1,081.6	$853.1

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 88.9	$ 76.8
Accounts payable and accrued expenses	51.0	28.1
Accounts payable to affiliates	3.4	3.6
Total Current Liabilities	143.3	108.5
Long-term debt	310.2	310.2
Deferred income taxes	123.4	118.4
Other long-term liabilities	25.9	26.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	326.5	150.9
Retained earnings	145.7	132.4
Total Common Shareholder’s Equity	478.8	289.9
Total Liabilities and Common Shareholder’s Equity	$1,081.6	$853.1

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2007 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$33.2	$ 33.8
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	27.2	25.6
Deferred income taxes	5.1	1.9
Share-based compensation	0.6	0.4
Net (gain) from asset sales	(0.6)	(0.2)
Changes in operating assets and liabilities	16.8	16.5
NET CASH PROVIDED FROM OPERATING ACTIVITIES	82.3	78.0

INVESTING ACTIVITIES
Capital expenditures	(248.5)	(32.2)
Cash used in asset dispositions	(0.9)	(2.2)
NET CASH USED IN INVESTING ACTIVITIES	(249.4)	(34.4)

FINANCING ACTIVITIES
Equity Contribution	175.0
Change in notes receivable from Questar	(1.2)	6.0
Change in notes payable to Questar	12.1	(33.5)
Dividends paid	(19.9)	(19.5)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	166.0	(47.0)
Change in cash and cash equivalents	(1.1)	(3.4)
Beginning cash and cash equivalents	2.8	4.2
Ending cash and cash equivalents	$ 1.7	$ 0.8

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2007 Form 10-Q

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar Pipeline adopted the provisions of FIN 48 on January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the nine-month period ended September 30, 2007. Tax years 2004 and after are open.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 4 – Questar Pipeline Equity Issue

Questar Pipeline received $175.0 million of common equity from Questar and used the proceeds to repay $175.0 million of notes payable due to Questar.

Questar Pipeline 2007 Form 10-Q

Note 5 – Questar InfoComm Inc. Transferred to Questar Pipeline

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its 2006 Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline reported third quarter 2007 net income of $12.0 million compared with $10.8 million in 2006, an 11% increase and $33.2 million net income in the first nine months of 2007 compared with $33.8 million in the 2006 period. Operating income increased $1.4 million or 6% in the 2007 third quarter due to higher transportation and gas processing revenues. Operating income was 2% lower in the 2007 first nine months compared to the 2006 periods due primarily to increased expenses related to a system expansion and lower NGL sales. The Company began collecting revenues from the Overthrust Pipeline Opal expansion in 2006 at an interim delivery point on the Kern River pipeline before completion of the new facilities in January 2007. In 2007, Questar Pipeline incurred higher operating and depreciation expenses after placing the new facilities in service. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Transportation	$31.3	$29.7	$ 93.5	$ 89.4
Storage	9.4	9.3	28.4	28.2
Gas processing	2.4	1.4	6.5	4.2
NGL sales	2.6	3.0	6.7	8.5
Energy services	4.1	2.7	12.4	12.3
Other	1.2	1.5	5.5	5.3
Total revenues	51.0	47.6	153.0	147.9
Operating expenses
Cost of goods sold	1.1		3.4	3.9
Operating and maintenance	8.4	8.5	27.2	24.9
General and administrative	7.0	6.1	21.9	18.5
Depreciation and amortization	8.6	8.0	25.8	24.1
Other taxes	1.8	2.3	5.9	6.0
Operating expenses	26.9	24.9	84.2	77.4
Net gain from asset sales	0.1	0.1	0.6	0.2
Operating income	$24.2	$22.8	$ 69.4	$ 70.7
OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	90.8	88.1	251.7	229.0
For Questar Gas	14.2	15.0	81.7	83.1
For other affiliated customers	3.3	7.2	11.9	16.8
Total transportation	108.3	110.3	345.3	328.9

Questar Pipeline 2007 Form 10-Q

Transportation revenue (per dth)	$0.29	$0.27	$0.27	$0.27
Firm-daily transportation demand at Sept. 30, (Mdth)	2,223	2,151
Natural gas processing
NGL sales (MMgal)	2.2	2.2	6.1	6.7
NGL sales price (per gal)	$1.22	$1.34	$1.11	$1.26

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the third quarter and first nine months of 2007 compared with the same periods in 2006:

	Change in Revenues
	3 Months Ended Sept. 30, 2007 Compared with 2006	9 Months Ended Sept. 30, 2007 Compared with 2006
	(in millions)
Transportation
New transportation contracts	$ 3.3	$ 6.4
Expiration of transportation contracts	(0.6)	(1.3)
Other	(1.1)	(1.0)
Gas processing	1.0	2.3
NGL sales	(0.4)	(1.8)
Energy services and other	1.2	0.5
Increase	$ 3.4	$ 5.1

As of September 30, 2007, Questar Pipeline had firm-transportation contracts of 2,223 Mdth per day compared with 2,151 Mdth per day as of September 30, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, Questar Pipeline began operations on an expansion of the Overthrust Pipeline to a connection with Kern River pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point pending construction and startup of the new facilities. Questar Pipeline has increased transportation revenues by remarketing expiring contracts with discounted rates ranging from $0.08 per dth to $0.12 per dth into maximum rate contracts ($0.17 per dth) for terms of up to 31 years and, where possible, has restructured single contracts into multiple contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid-2017.

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

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings, unless resulting from changes in contract demand.

NGL sales decreased 13% in the third quarter of 2007 and 21% in the first nine months of 2007 compared to the 2006 periods due to lower volumes and prices because of lower quality liquids removed from the gas stream.

Energy services revenues and the related cost of goods sold were higher in the third quarter of 2007 because of additional wellhead automation equipment sales.

Questar Pipeline 2007 Form 10-Q

Questar Pipeline is currently expanding its southern system in eastern Utah and an extension of its Overthrust Pipeline to Wamsutter, Wyoming. Both of these projects are scheduled to be complete by the end of 2007. The southern system expansion is supported by long-term contracts and the Overthrust extension is supported by both a long-term contract and lease agreement. During the first nine months of 2007, Questar Pipeline recognized $0.7 million of equity allowance for funds used during construction, which is recorded as other income, and reduced interest expense by $4.3 million of debt allowance for funds used during construction.

Expenses

Operating, maintenance, general and administrative expenses increased by 5% in the third quarter of 2007 and 13% in the first nine months of 2007 compared to the same periods of 2006. The increase was a result of a system expansion and higher labor and service costs. Operating, maintenance, general and administrative expenses were $0.14 per dth transported in the first nine months of 2007 compared with $0.13 in the first nine months of 2006. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 8% in the third quarter of 2007 and 7% in the first nine months of 2007 compared to the same periods of 2006 due to investment in pipeline expansions.

Clay Basin Storage

In 2002, the Company noted a discrepancy between the book volume of cushion gas at Clay Basin and the volume implied by test-pressure data. Reservoir modeling and pressure tests over the last five years have verified the integrity of the reservoir. The Company believes that 3.2 Bcf of cushion gas was lost in the course of normal operations over the past 30 years. This loss represents 0.25% of the volume of gas cycled in and out of the reservoir over those years. During the third quarter of 2007, Questar Pipeline began the purchase of 3.2 Bcf of gas to return the reservoir to the FERC-certificated cushion gas level.

Overthrust Expansion Project

In early September 2007, the Company became aware that former employees of the pipe manufacturer for its Overthrust Pipeline Expansion Project are alleging that some of the pipe may be defective. After a thorough investigation, assisted by independent consultants, the Company has concluded that any defects, identified during the manufacturing process, were properly remedied and the new pipe met all industry and Company specifications.

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

Questar Pipeline 2007 Form 10-Q

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on Questar Pipeline’s financial position. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Litigation

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.), Jack Grynberg brought certain claims against Questar companies related to the purchase of gas produced from wells located in Wyoming. After the federal district court granted Questar’s motion for partial summary judgment on the major portion of this case, the parties reached a settlement and the case has been dismissed. The settlement will not have a material adverse effect on the Company’s financial position.

Powder Wash Environmental Matter

Questar Pipeline has entered into a consent agreement with the Colorado Department of Public Health and Environment through its Air Pollution Control Division (APCD) to resolve air permitting violations that the APCD alleges occurred at the Company’s Powder Wash dew point plant located in Moffat County, Colorado. Under the agreement, Questar Pipeline agrees to pay $100,000 and take other remedial actions, but makes no admission of fault.

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

Questar Pipeline 2007 Form 10-Q

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

QUESTAR PIPELINE COMPANY

(Registrant)

November 2, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 2, 2007

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

Exhibit 31.1.

CERTIFICATION

I, R. Allan Bradley, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2007;

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

Questar Pipeline 2007 Form 10-Q

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

November 2, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2007;

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

Questar Pipeline 2007 Form 10-Q

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

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Questar Pipeline Company on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), R. Allan Bradley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR PIPELINE COMPANY

November 2, 2007

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Pipeline 2007 Form 10-Q

13