Form 10-K
period 2007-12-31
QUESTAR PIPELINE CO
filed 2008-03-17
CIK 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)

STATE OF UTAH	000-14147	87-0307414
(State or other jurisdiction of Incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

Phone:  (801) 324-2400

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

(Check one): Large accelerated filer [  ]                   Accelerated filer [  ]                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2007):  $0.

On February 29, 2008, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

QUESTAR PIPELINE 2007 FORM 10-K

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

5

Forward-Looking Statements

5

Glossary of Commonly Used Terms

5

PART I

Item 1.

BUSINESS

Nature of Business

7

Environmental Matters

8

Employees

8

Item 1A.

RISK FACTORS

9

Item 1B.

UNRESOLVED STAFF COMMENTS

10

Item 2.

PROPERTIES

10

Item 3.

LEGAL PROCEEDINGS

10

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

11

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

11

Item 6.

SELECTED FINANCIAL DATA (omitted)

11

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

11

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

15

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

Item 9A(T).

CONTROLS AND PROCEDURES

30

Item 9B.

OTHER INFORMATION

31

QUESTAR PIPELINE 2007 FORM 10-K

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE (omitted)

31

Item 11.

EXECUTIVE COMPENSATION (omitted)

31

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

 MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

31

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE (omitted)

31

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

31

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

QUESTAR PIPELINE 2007 FORM 10-K

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

Forward-Looking Statements

This Annual Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond the Company’s control.

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

QUESTAR PIPELINE 2007 FORM 10-K

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

QUESTAR PIPELINE 2007 FORM 10-K

FORM 10-K

ANNUAL REPORT, 2007

PART I

ITEM 1.  BUSINESS.

Nature of Business

Questar Pipeline is an interstate pipeline company that provides natural gas transportation and underground-storage services primarily in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services and other energy services. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

General: Questar Pipeline and its subsidiaries own 2,505 miles of interstate pipeline with total daily capacity of 4,006 Mdth. Questar Pipeline’s core-transmission system is strategically located in the Rocky Mountain region near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to the Questar Gas distribution system. In addition to this core system, Questar Pipeline, through wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 488-mile pipeline that extends from the Blanco hub in the San Juan Basin to just inside the California state line. Southern Trails Pipeline also owns an additional 161 miles of pipeline in California that is not in service.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground- storage reservoir in the Rocky Mountain region. Through a wholly-owned subsidiary, Questar Pipeline also owns gathering lines and processing plants near Price, Utah. The subsidiary, Questar Transportation Services, provides carbon-dioxide extraction and gas-processing services for third parties.

Customers, Growth and Competition: Questar Pipeline’s transportation system is nearly fully subscribed at major market interconnections. The weighted-average remaining life of firm contracts on Questar Pipeline was 6.9 years as of December 31, 2007. All of Questar Pipeline storage capacity is fully contracted with a weighted-average remaining life of 7.3 years as of December 31, 2007. Questar Pipeline faces the risk that it may not be able to recontract firm capacity when contract terms expire.

Questar Pipeline also transported 352.3 MMdth during 2007 for nonaffiliated customers to third-party pipelines owned by Kern River Gas Transmission Co. (Kern River Pipeline), Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company and other systems. Rocky Mountain producers, marketers and end-users contract for capacity on these third-party pipelines to transport gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines. Some parties, including Questar Gas Management, a subsidiary of Questar, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

During 2007, Questar Pipeline completed an 80-mile expansion of its Overthrust Pipeline from Kanda to Wamsutter, Wyoming. Questar Pipeline placed this expansion into service in mid-December 2007. The $202 million investment for this expansion project was underwritten by a long-term capacity lease and long-term contracts. Questar Pipeline also completed a $109 million 59-mile expansion of its southern system in central Utah. This project is also supported with long-term contracts.

Questar Pipeline has significant business relationships with affiliated companies: The Questar corporate-organization structure and major subsidiaries are summarized below:

QUESTAR PIPELINE 2007 FORM 10-K

Questar Gas, an affiliated company, remains Questar Pipeline’s largest transportation customer. During 2007, Questar Pipeline transported 113.8 MMdth for Questar Gas compared to 116.7 MMdth in 2006. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts, or about 50% of Questar Pipeline’s reserved capacity. Questar Pipeline’s primary transportation agreement with Questar Gas will expire on June 30, 2017.

Pipeline Expansion Projects: Questar Pipeline has two pipeline expansions projects to be constructed in 2008. Questar Pipeline and Enterprise Product Partners L.P. (Enterprise) have entered into a partnership to construct and operate a new natural gas pipeline hub in western Colorado called the White River Hub. The White River Hub will be owned equally by the two companies and consist of a seven mile long 30-inch diameter pipeline that connects Enterprise’s natural gas processing complex near Meeker, Colorado with six major interstate pipelines in the Piceance Basin area, including Questar Pipeline. As designed, the White River Hub will have the capacity to transport more than 2.5 Bcf per day. Questar Pipeline also plans to expand the capacity of its southern system with additional compression at Greasewood, Colorado to deliver up to 155 Mdth per day into the White River Hub. Both projects are supported with long-term contracts.

Regulation: On January 18, 2007, the FERC proposed permanent standards of conduct regulation in a Notice of Proposed Rulemaking (NOPR) that will replace an Interim Rule governing the relationship between transmission providers and their energy affiliates. The Interim Rule was put forth by the FERC in January 2007 in response to a November 2006 decision by the U.S. Court of Appeals for the District of Columbia Circuit vacating Order 2004. The Court found that the FERC had not adequately supported the application of the standards of conduct to a broader definition of energy affiliates in Order No. 2004. In its NOPR the FERC proposed that the standards of conduct apply only to marketing affiliates. The proposed definition of marketing affiliate is similar to the definition found in the FERC’s prior Order No. 497.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the federal Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely-populated locations. Questar Pipeline’s annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

Environmental Matters

There are no material environmental matters.

Employees

At December 31, 2007, the Company had 283 employees compared with 265 a year earlier.

QUESTAR PIPELINE 2007 FORM 10-K

ITEM 1A.  RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. The risks and uncertainties described below or elsewhere in this Annual Report could have a material adverse effect on the Company’s business, financial condition and / or results of operations.

Risks Inherent in the Company’s Business

Transportation and storage operations involve numerous operational and other risks. Leaks caused by operator error, corrosion, mechanical damage, defects, equipment failure, excavation damage caused by either Company personnel or third parties, earthquakes, sabotage, acts of terrorism, or other unforeseen events resulting in an explosion or fire that harm people, property or the environment could have a material adverse effect on the Company’s financial condition and results of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and potential losses. Some segments of the Company’s pipeline systems are located in or near populated areas, including residential areas, commercial business centers and industrial sites, which could increase the level of damages resulting from these risks. Some of these events could prevent the Company from fulfilling contractual obligations to customers and could result in the loss of revenues. Such events could negatively affect the Company’s reputation resulting in the loss of future business opportunities.

Questar Pipeline depends on bank credit facilities managed by Questar and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. All of Questar’s bank loans are floating-rate debt. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A change in outlook or downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. Management believes it is important to maintain investment grade credit ratings to conduct the Company’s businesses, but may not be able to keep investment grade ratings.

Risks Related to Regulation

FERC regulates interstate transportation of natural gas. Questar Pipeline’s natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. The FERC also has the authority to impose fines, which could be substantial, for failure to comply with FERC policies or regulations. FERC policies may adversely affect Questar Pipeline profitability. The FERC also has various affiliate rules that may cause the Company to incur additional costs of compliance.

Questar Pipeline is subject to complex regulations on many levels. The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions. Questar Pipeline incurred significant costs to comply with federal pipeline-safety regulations.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These groups sometimes sue federal and state agencies for alleged procedural violations in an attempt to stop, limit or delay natural gas and oil development on public lands.

Various federal agencies within the U.S. Department of the Interior, including the Bureau of Land Management, Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands.

QUESTAR PIPELINE 2007 FORM 10-K

Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company’s costs of doing business on Native American tribal lands and have an impact on the viability of its operations on such lands.

Questar Pipeline may be exposed to certain regulatory and financial risks related to climate change. Many scientists believe that carbon dioxide emissions related to the use of fossil fuels may be causing changes in the earth’s climate. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Questar Pipeline’s ability to access new natural gas reserves may be restricted by climate-change regulation. There are numerous bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. In addition, several of the states in which Questar Pipeline operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Pipeline’s business, operations or financial results.

Other Risks

General economic and other conditions impact Questar Pipeline’s results. Questar Pipeline’s results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas production; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Pipeline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Pipeline has a maximum capacity of 4,006 Mdth per day and firm-capacity commitments of 3,112 Mdth per day. Questar Pipeline’s transmission system includes 2,505 miles of transmission lines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. The transmission mileage includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary, and the 137 miles of Overthrust Pipeline that is owned by a subsidiary. The maximum-daily capacity included above for Southern Trails is 85 Mdth and Overthrust is 1,423 Mdth. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter. Southern Trails also owns 161 miles of pipeline comprising the California segment of the Southern Trails system. This segment has not been placed in service. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a certificated capacity of 117.5 Bcf, including 51.3 Bcf of working gas. Questar Pipeline also owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline owns processing plants near Price, Utah, and related gathering lines.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

QUESTAR PIPELINE 2007 FORM 10-K

Grynberg Case

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed qui tam claims against Questar, including Questar Pipeline, under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION

Questar Pipeline reported 2007 net income of $45.0 million compared with $45.4 million in 2006, a 1% decrease. Operating income was 4% lower in 2007 compared to 2006 due primarily to increased expenses related to a system expansion and lower NGL sales. The Company began collecting revenues from the Overthrust Pipeline Opal expansion in 2006 at an interim delivery point on the Kern River Pipeline before completion of the new facilities in January 2007. In 2007, Questar Pipeline incurred higher operating and depreciation expenses after placing the new facilities in service. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
OPERATING INCOME
Revenues
Transportation	$127.4	$119.9	$108.2
Storage	37.6	37.6	37.4
Gas processing	8.7	6.3	5.6
NGL sales	8.5	11.0	9.2
Energy services	16.0	16.1	12.7
Other	7.7	6.6	11.2
Total revenues	205.9	197.5	184.3
Operating expenses
Operating and maintenance	37.7	33.4	30.7
General and administrative	31.3	25.3	34.2

QUESTAR PIPELINE 2007 FORM 10-K

Depreciation and amortization	35.0	32.3	30.5
Cost of goods sold (excluding operating expenses shown separately)	4.0	4.8	5.4
Impairment of the California segment of Southern Trails Pipeline			16.0
Other taxes	7.3	7.3	6.3
Operating expenses	115.3	103.1	123.1
Net gain from asset sales	0.4	0.4	3.8
Operating income	$ 91.0	$ 94.8	$ 65.0

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	352.3	320.4	259.3
For Questar Gas	113.8	116.7	116.3
For other affiliated customers	16.0	26.3	25.7
Total transportation	482.1	463.4	401.3
Transportation revenue (per dth)	$0.26	$0.26	$0.27
Firm daily transportation demand at December 31, (Mdth)	3,112	2,152	1,920
Natural gas processing
NGL sales (MMgal)	7.2	9.0	6.7
NGL sales price (per gal)	$1.19	$1.22	$1.36

Revenues

Following is a summary of major changes in Questar Pipeline revenues for 2007 compared with 2006 and 2006 compared with 2005:

	Change in Revenues
	2007 to 2006	2005 to 2006
	(in millions)
Transportation
New transportation contracts	$9.4	$14.4
Expiration of transportation contracts	(1.7)	(2.7)
Other	(0.2)
Storage		0.2
Gas processing	2.4	0.7
NGL sales
Change in NGL prices and volumes	(2.5)	4.2
Adjustment to credit of NGL revenues in 2005		(2.4)
Energy services	(0.1)	3.4
Other	1.1	(4.6)
Increase	$8.4	$13.2

As of December 31, 2007, Questar Pipeline had firm-transportation contracts of 3,112 Mdth per day compared with 2,152 Mdth per day as of December 31, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, Questar Pipeline began operations on an expansion of the Overthrust Pipeline to a connection with Kern River Pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point pending construction and startup of the new facilities. Questar Pipeline completed an expansion of its southern system and placed the pipeline in service on November 1, 2007. Additional long-term firm contracts from this expansion totaled 175 Mdth per day. The Company completed its expansion of Overthrust Pipeline to Wamsutter and began interruptible transportation services on this pipeline in mid-December 2007. A long-term capacity lease and additional firm contracts from this expansion totaled 750 Mdth per day.

QUESTAR PIPELINE 2007 FORM 10-K

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

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from five to 11 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 10 years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline’s revenues and earnings are driven primarily by demand charges from firm shippers. Because only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings, except when volume changes result from a change in contract demand.

Questar Pipeline NGL sales decreased 23% in 2007 compared to 2006 due to 20% lower volumes and lower realized prices due to lower quality liquids removed from the gas stream. In 2005 revenues were increased by a $2.4 million adjustment due to a resolution of a liquid-sharing arrangement in a fuel-gas reimbursement proceeding. During the third quarter of 2005, Questar Pipeline received FERC approval of a settlement with customers that resolved outstanding issues in the 2004 and 2005 fuel gas reimbursement percentage filings, including a dispute with customers over revenues retained by Questar Pipeline from the sale of NGL recovered at the Company’s Kastler processing plant near Clay Basin in northeast Utah. Questar Pipeline recorded the impact of the settlement in third quarter 2005 resulting in a $2.4 million increase in liquids revenues and a $1.5 million increase in net income.

Questar Pipeline’s subsidiary, Questar InfoComm, provides well-head automation and measurement services to natural gas producers in the Rockies. Questar InfoComm previously provided data-hosting services. Well-head automation and measurement services revenues were slightly lower in 2007 as higher service revenues were offset by lower wellhead automation equipment sales. Well-head automation and measurement revenues increased $3.4 million in 2006.

Expenses

Operating, maintenance, general and administrative expenses increased by 18% to $69.0 million in 2007 compared to $58.7 million in 2006 and $64.9 million in 2005. Higher operating costs were primarily related to pipeline system expansions and gas processing. Operating, maintenance, general and administrative expenses per dth transported were $0.14 in 2007 compared with $0.13 in 2006 and $0.16 in 2005. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 8% in 2007 compared to 2006 and increased 6% in 2006 compared to 2005 due to investment in pipeline expansions.

Clay Basin Storage

In 2002, the Company noted a discrepancy between the book volume of cushion gas at Clay Basin and the volume implied by reservoir pressure-test data. Reservoir modeling and pressure tests over the last five years have verified the integrity of the reservoir. The Company believes that an estimated 3.2 Bcf of cushion gas may have been lost in the course of normal operations over the past 30 years. This loss represents 0.25% of the volume of gas cycled into and out of the reservoir since storage operations began in 1977. During 2007, Questar Pipeline added to the volume of cushion gas in the Clay Basin reservoir by purchasing and injecting 2.8 Bcf of gas at a cost of $5.5 million. Questar Pipeline plans to purchase an additional 0.4 Bcf during 2008 to replace the remainder of the estimated 3.2 Bcf cushion-gas shortfall. This will restore the volume of cushion gas in the Clay Basin reservoir to the FERC-certificated level.

Southern Trails Pipeline

See Note 3 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for discussion of the impairment of the California segment of Southern Trails and potential impairment of the eastern segment.

Salt Cavern Storage Project

Questar Pipeline has invested $11.5 million in a salt cavern storage project in southwest Wyoming. The project is on hold pending updated feasibility studies and customer commitments. Several third parties are funding the updated feasibility studies in exchange for the right to participate in the project.

QUESTAR PIPELINE 2007 FORM 10-K

Investing Activities

Following is a summary of Questar Pipeline’s capital expenditures for 2007 and 2006 and a forecast for 2008:

	Year Ended December 31,
`````````````````	2008 Forecast	2007	2006
	(in millions)
Transportation system	$50.4	$111.5	$13.5
Overthrust Pipeline	5.6	189.6	58.3
Southern Trails Pipeline	0.6	1.7	0.1
Storage	23.9	14.7	2.5
Gathering and processing	8.7	1.4	3.4
General	10.5	2.8	2.5
Capital expenditure accruals		(3.2)	(3.7)
Total Capital Expenditures	$99.7	$318.5	$76.6

During 2007, Questar Pipeline completed construction of a 54-mile, 24-inch pipeline extending from the eastern terminus of the Company’s Main Line 104 pipeline to the Green River block valve in south-central Utah. Also, a Questar Pipeline subsidiary completed an 80-mile extension of the Overthrust Pipeline from the eastern terminus of its transportation system at Kanda in Sweetwater County, Wyoming to an interconnect with the Rockies Express Pipeline LLC near Wamsutter in Sweetwater County, Wyoming.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2007:

	Payments Due by Year
	Total	2008	2009	2010	2011	2012	After 2012
	(in millions)
Long-term debt	$310.5	$58.3	$42.0		$180.0		$30.2
Interest on fixed-rate long-term debt	68.5	20.3	16.8	$14.3	8.8	$1.9	6.4
Operating leases	3.2	0.8	0.8	0.8	0.8
Total	$382.2	$79.4	$59.6	$15.1	$189.6	$1.9	$36.6

Critical Accounting Policies, Estimates and Assumptions

Questar Pipeline’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report. The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Rate Regulation

The FERC establishes rates for the storage and transportation of natural gas and also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The FERC has accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 to the consolidated financial statements included in Item 8 of this Current Report on Form 8-K for a discussion of recent accounting developments.

QUESTAR PIPELINE 2007 FORM 10-K

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

Credit Risk

Questar Pipeline’s largest customers include Questar Gas, PacifiCorp, Anadarko, EOG Resources and Chevron/Texaco. Questar Pipeline monitors the credit quality of its customers. Questar Pipeline may request credit support, such as letters of credit and cash deposits, if in the Company’s judgment, a customer poses an unfavorable credit risk. All such customers were current on their accounts at December 31, 2007.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company had $310.5 million of fixed-rate long-term debt at December 31, 2007 and 2006 with a fair value of $324.1 million in 2007 and $325.4 million in 2006. If interest rates had declined 10%, fair value would increase to $329.1 million in 2007 and $332.1 million in 2006. The fair value calculations do not represent the cost to retire the debt securities. The Company also borrows funds on a short-term basis with variable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm

16

Consolidated Statements of Income, three years ended December 31, 2007

17

Consolidated Balance Sheets at December 31, 2007 and 2006

18

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2007

19

Consolidated Statements of Cash Flows, three years ended December 31, 2007

21

Notes Accompanying the Consolidated Financial Statements

22

Financial Statement Schedules:

30

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

QUESTAR PIPELINE 2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Questar Pipeline Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective January 1, 2007, and Statement of Financial Accounting Standard No. 123R, Share Based Payments, effective January 1, 2006.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 22, 2008

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2007	2006	2005
	(in millions)
REVENUES
From unaffiliated customers	$127.7	$117.1	$ 99.8
From affiliated companies	78.2	80.4	84.5
TOTAL REVENUES	205.9	197.5	184.3

OPERATING EXPENSES
Operating and maintenance	37.7	33.4	30.7
General and administrative	31.3	25.3	34.2
Depreciation and amortization	35.0	32.3	30.5
Cost of goods sold (excluding operating expenses shown separately)	4.0	4.8	5.4
Impairment of the California segment of Southern Trails Pipeline			16.0
Other taxes	7.3	7.3	6.3
TOTAL OPERATING EXPENSES	115.3	103.1	123.1
Net gain from asset sales	0.4	0.4	3.8
OPERATING INCOME	91.0	94.8	65.0
Interest and other income (expense)	2.4	1.7	(1.2)
Interest expense	(21.7)	(23.8)	(22.4)
INCOME BEFORE INCOME TAXES	71.7	72.7	41.4
Income taxes	26.7	27.3	14.8
NET INCOME	$ 45.0	$ 45.4	$ 26.6

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 7.6	$ 2.8
Notes receivable from Questar	14.1	8.5
Federal income taxes receivable		0.7
Accounts receivable, net	14.8	14.0
Accounts receivable from affiliates	11.9	12.2
Materials and supplies, at lower of average cost or market	6.4	20.4
Prepaid expenses	3.0	2.9
Deferred income taxes – current	0.4	0.9
Total Current Assets	58.2	62.4

Property, Plant and Equipment
Transportation	898.5	789.2
Storage	241.2	235.2
Processing	40.2	38.9
General and intangible	66.1	63.4
Construction work in progress	244.5	57.1
	1,490.5	1,183.8
Less accumulated depreciation and amortization	441.9	411.6
Net Property, Plant and Equipment	1,048.6	772.2

Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	12.7	14.3

Total Assets	$1,123.7	$ 853.1

QUESTAR PIPELINE 2007 FORM 10-K

	December 31,
	2007	2006
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 136.9	$ 76.8
Accounts payable and accrued expenses
Accounts and other payables	31.9	26.3
Accounts payable to affiliates	5.8	3.6
Federal income taxes	4.6
Interest	1.7	1.8
Total accounts payable and accrued expenses	44.0	31.7
Current portion of long-term debt	58.3
Total Current Liabilities	239.2	108.5

Long-term debt	251.9	310.2
Deferred income taxes	125.1	118.4
Other long-term liabilities	23.5	26.1
Commitments and contingencies – note 8

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share;
authorized 25.0 shares; issued and outstanding 6.6 shares	6.6	6.6
Additional paid-in capital	340.9	165.3
Retained earnings	136.5	118.0
Total Common Shareholder’s Equity	484.0	289.9

Total Liabilities and Common Shareholder’s Equity	$1,123.7	$853.1

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in millions)
Balance at January 1, 2005	$6.6	$164.7	$113.2
2005 net income			26.6
Dividends paid			(41.2)
Balance at December 31, 2005	6.6	164.7	98.6
2006 net income			45.4
Dividends paid			(26.0)
Share-based compensation		0.6
Balance at December 31, 2006	6.6	165.3	118.0
Equity contribution		175.0
2007 net income			45.0
Dividends paid			(26.5)
Share-based compensation		0.6
Balance at December 31, 2007	$6.6	$340.9	$136.5

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
	(in millions)
OPERATING ACTIVITIES
Net income	$ 45.0	$ 45.4	$ 26.6
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	36.9	34.2	32.3
Deferred income taxes	7.2	5.7	(3.8)
Share-based compensation	0.6	0.6
Net (gain) from asset sales	(0.4)	(0.4)	(3.8)
Impairment of the California segment of Southern Trails Pipeline			16.0
Changes in operating assets and liabilities
Accounts receivable	2.3	(14.3)	11.6
Materials and supplies	13.0	(14.9)	0.1
Prepaid expenses	0.1	0.8	(0.2)
Accounts payable and accrued expenses	5.2	5.4	1.3
Rate-refund obligation			(4.7)
Federal income taxes	5.3	(0.9)	(1.8)
Other assets and liabilities	(4.2)	11.9	4.1
NET CASH PROVIDED FROM OPERATING ACTIVITIES	111.0	73.5	77.7

INVESTING ACTIVITIES
Capital expenditures	(318.5)	(76.6)	(68.3)
Cash used in asset dispositions	(0.7)	(0.2)	(0.6)
Proceeds from asset dispositions	8.1	2.8	2.1
Affiliated-company property, plant and equipment transfers	1.9	2.4	0.9
Proceeds from sale of data-hosting assets			13.0
NET CASH USED IN INVESTING ACTIVITIES	(309.2)	(71.6)	(52.9)

FINANCING ACTIVITIES
Equity contribution	175.0
Change in notes receivable from Questar	(5.6)	5.3	(4.1)
Change in notes payable to Questar	60.1	17.4	20.4
Dividends paid	(26.5)	(26.0)	(41.2)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	203.0	(3.3)	(24.9)
Change in cash and cash equivalents	4.8	(1.4)	(0.1)
Beginning cash and cash equivalents	2.8	4.2	4.3
Ending cash and cash equivalents	$ 7.6	$ 2.8	$ 4.2

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$28.0	$23.2	$22.3
Income taxes	15.1	22.8	18.4

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly-owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services primarily in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services and other energy services. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

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

Questar InfoComm Inc., previously a wholly-owned subsidiary of Questar, was transferred to Questar Pipeline effective January 1, 2007. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Historical financial information was adjusted to reflect the combination for all periods presented.

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

The Company applies the regulatory accounting principles prescribed under SFAS 71 “Accounting for the Effects of Certain Types of Regulation.” Under SFAS 71, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 4 to the consolidated financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2007 and 2006.

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

QUESTAR PIPELINE 2007 FORM 10-K

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Maintenance and repair costs are expensed as incurred. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation assets because the Company does not have a legal obligation to abandon the assets.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas transportation and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Average depreciation, depletion and amortization rates for the year ended December 31, were 3.4% in 2007, 3.5% in 2006 and 3.4% in 2005.

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

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment. AFUDC on equity funds amounted to $0.7 million in 2007, less than $0.1 million in 2006 and $0.3 million in 2005 and increased interest and other income in the Consolidated Statements of Income. Interest expense was reduced for AFUDC on debt funds by $7.3 million in 2007, $0.4 million in 2006 and $0.9 million in 2005.

Credit Risk

The Company’s primary customers are gas producers, gas marketers and local distribution companies. Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2007.

Asset Retirement Obligations (ARO)

Questar Pipeline recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived transportation and storage assets due to a lack of a legal obligation to retire the assets. The ARO balance was $3.2 million at December 31, 2007 and $3.0 million at December 31, 2006, and is included with Other long-term liabilities.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 effective January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month period ended December 31, 2007. Income tax returns for 2004 and subsequent years are subject to examination. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

QUESTAR PIPELINE 2007 FORM 10-K

Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options issued because the exercise price equaled the market price on the date of grant. The granting of restricted shares resulted in recognition of compensation cost measured at the grant-date market price.

The Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006, and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Questar Pipeline uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Recent Accounting Developments

SFAS 157 “Fair Value Measures”

The FASB issued SFAS 157 “Fair Value Measures” in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measures required by other accounting rules. It does not change existing guidance as to whether or not an instrument is carried at fair value. The effective date of SFAS 157 is spread over two years. For items that are recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS 157 will be effective for Questar Pipeline beginning January 1, 2008. While the effective date for applying SFAS 157 to nonfinancial assets and nonfinancial liabilities has been postponed and begins January 1, 2009. The Company has reviewed the requirements of SFAS 157 and does not expect its adoption to impact financial position, results of operations, cash flows or to record a cumulative effect.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

The FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities in February 2007.” SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at certain election dates and report unrealized gains and losses on such items for each subsequent reporting period. SFAS 159 will be effective for Questar Pipeline beginning January 1, 2008. The Company has reviewed the requirements of SFAS 159 and does not expect its adoption to impact financial position, results of operations or cash flows.

SFAS 141(R) “Business Combinations”

SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R).

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on  the consolidated statements of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in the former subsidiary be initially  measured at fair value. SFAS 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 160.

Reclassifications

Certain reclassifications were made to prior-year consolidated financial statements to conform with the 2007 presentation.

All dollar and share amounts in this annual report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 – Share-Based Compensation

Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The fair value of stock options was determined on the grant date using the Black-Scholes-Merton option-valuation

QUESTAR PIPELINE 2007 FORM 10-K

model. The granting of restricted shares results in recognition of compensation cost under APBO 25 and SFAS 123R. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Questar Pipeline uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods.

Questar and the Company implemented SFAS 123R effective January 1, 2006, and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Adopting SFAS 123R resulted in lower income before income taxes and net income than if the Company had continued to account for share-based compensation under APBO 25 due to expensing the fair value of stock options. Income before income taxes and net income were approximately $0.1 million and $0.1 million lower, respectively, for the years ended December 31, 2007. The Company’s income before income taxes and net income for the year ended December 31, 2006, were approximately $0.2 million and $0.1 million lower, respectively. The pro forma share-based compensation expense impact for 2005 was approximately $0.5 million. Share-based compensation associated with unvested restricted shares amounted to $0.5 million for the 12 months of 2007 and $0.4 million for 2006.

The following share-based compensation tables have been adjusted to reflect a two-for-one split of Questar shares in 2007. Transactions involving stock options granted to employees of Questar Pipeline under the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2006	195,670	$10.69 - $24.33	$18.38
Exercised	(37,500)	11.48 - 14.01	13.01
Employee transfer	9,000	13.56	13.56
Balance at December 31, 2006	167,170	10.69 - 24.33	19.32
Exercised	(4,670)	11.48 - 13.56	13.26
Employee transfer	(36,000)	10.69	10.69
Balance at December 31, 2007	126,500	$11.48 - $24.33	$22.00

The number of unvested stock options held by Questar Pipeline employees decreased by 25,000 shares in 2007.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2007	Weighted-average exercise price	Number unvested at Dec. 31, 2007	Weighted-average exercise price
$11.48 - $14.01	26,500	3.7	$13.20	26,500	$13.20
$24.33	100,000	7.1	24.33	75,000	24.33	25,000	$24.33
	126,500	6.4	$22.00	101,500	$21.42	25,000	$24.33

Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2007, was 15 months. Transactions involving restricted shares under the terms of the LTSIP for the two years ended December 31, 2007, are summarized below:

	Shares	Price Range	Weighted- average Price
Balance at January 1, 2006	28,000	$17.45 - $25.50	$23.75
Granted	10,250	36.75	36.75
Distributed	(1,468)	19.65	19.65
Forfeited	(300)	36.75	36.75
Balance at December 31, 2006	36,482	17.45 - 36.75	27.46
Granted	11,200	41.08 - 50.30	41.90
Distributed	(10,538)	17.45 - 25.50	23.44
Balance at December 31, 2007	37,144	$17.45 - $36.75	$32.95

QUESTAR PIPELINE 2007 FORM 10-K

Note 3 – Southern Trails Pipeline

The California segment of the Southern Trails Pipeline is currently not in service. Questar Pipeline is pursuing several options to sell or place this line in service.

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

A firm-transportation contract for 40 Mdth per day, representing about 50% of the total capacity, on the eastern segment of Southern Trails Pipeline is up for renewal in mid-2008. The Company is working with the shipper to extend the contract. In addition, the Company is actively remarketing this capacity in the event the shipper elects not to renew. An impairment of the $98.2 million net investment in the eastern segment may be required if the Company’s recontracting efforts result in significantly lower throughput or rates.

Note 4 – Rate Regulation and Regulatory Assets and Liabilities

Following is a description of the Company’s regulatory assets and liabilities. Regulatory assets are included with other long-term assets in the consolidated balance sheets. Questar Pipeline recovers these costs but does not generally receive a return on these assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 10 years as of December 31, 2007.

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

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges. Regulatory liabilities are included with other long-term liabilities in the consolidated balance sheets. A list of regulatory assets and liabilities follows:

	December 31,
	2007	2006
	(in millions)
Regulatory assets
Cost of reacquired debt	$5.3	$5.9
Income taxes recoverable from customers	2.5	2.9
Other	1.5	0.9
Total	$9.3	$9.7

	December 31,
	2007	2006
	(in millions)
Regulatory liabilities
Postretirement medical	$4.9	$4.3
Income taxes refundable to customers	0.2	0.2
Total	$5.1	$4.5

Note 5 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $136.9 million at December 31, 2007 with an interest rate of 5.36% and $76.8 million at December 31, 2006 with an interest rate of 5.44%.

Questar Pipeline’s long-term debt before unamortized debt discounts amounted to $310.5 million consisting of fixed-rate notes with interest rates ranging from 5.85% to 7.55%, due 2008 to 2018. The unamortized debt discount amounted to $0.3 million at December 31, 2007 and 2006. Maturities of long-term debt in the next five years include $58.3 million due in 2008, a $42.0

QUESTAR PIPELINE 2007 FORM 10-K

million due in 2009 and $180.0 million due in 2011. All notes are unsecured obligations and rank equally with all other unsecured liabilities. There are no long-term debt provisions restricting the payment of dividends.

Subsequent Event - $200 Million Long-Term Debt Offering

On January 15, 2008, Questar Pipeline issued $200 million of notes due 2018 with an interest rate of 5.83% and used the proceeds for general corporate needs including repaying short-term debt and the current portion of long-term debt.

Note 6 – Financial Instruments and Risk Management

The carrying values and estimated fair values of Questar Pipeline’s financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in millions)
Financial assets
Cash and cash equivalents	$ 7.6	$ 7.6	$ 2.8	$ 2.8
Notes receivable from Questar	14.1	14.1	8.5	8.5
Financial liabilities
Notes payable to Questar	$136.9	$136.9	$ 76.8	$ 76.8
Long-term debt	310.5	324.1	310.5	325.4

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalent, notes receivable and notes payable – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Note 7 – Income Taxes

Details of Questar Pipeline’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Federal
Current	$17.9	$19.0	$16.0
Deferred	6.6	5.6	(3.6)
State
Current	1.4	2.5	2.6
Deferred	0.8	0.2	(0.2)
	$26.7	$27.3	$14.8

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

QUESTAR PIPELINE 2007 FORM 10-K

	Year Ended December 31,
	2007	2006	2005
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	1.9	2.4	3.8
Other	0.3	0.2	(3.0)
Effective income tax rate	37.2%	37.6%	35.8%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2007	2006
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$124.0	$114.7
Employee benefits and compensation costs	1.1	3.7
Total	$125.1	$118.4

Deferred income taxes – current asset	$ 0.4	$ 0.9

Note 8 – Commitments and Contingencies

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Note 9 – Employee Benefits

Pension Plan

Most Questar Pipeline employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period interval during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $2.5 million in 2007, $2.2 million in 2006 and $2.0 million in 2005.

Questar Pipeline portion of plan assets and benefit obligations can not be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2007 and 2006, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992

QUESTAR PIPELINE 2007 FORM 10-K

contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $0.2 million in 2007, $0.1 million in 2006 and 2005.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2007 and 2006, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of employee-qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. The EIP trustee purchases Questar shares on the open market as cash contributions are received. For the year ended December 31, the Company’s expense equaled its matching contribution of $0.8 million in 2007 and $0.7 million in 2007 and 2006.

Note 10 – Equity Contribution

In 2007, Questar Pipeline received $175.0 million of common equity from Questar and used the proceeds to repay $175.0 million of notes payable due to Questar.

Note 11 – Questar Regulated Services Merger

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

Note 12 – Sale of Data-Hosting Assets

The Company sold its data-hosting assets to a third party in May 2005 for $13.0 million, which approximated book value, and a million note receivable with a current balance of $2.8 million. The $2.8 million note receivable is fully reserved pending collection.

Note 13 – Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $74.8 million in 2007, $76.2 million in 2006 and $77.4 million in 2005. The Company also received revenues from other affiliated companies totaling $3.4 million in 2007, $4.2 million in 2006 and $7.1 million in 2005.

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at its cost of $22.5 million in 2007, $20.0 million in 2006 and $23.0 million in 2005. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $4.0 million in 2007, $3.4 million in 2006 and $4.2 million in 2005. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar Pipeline has a lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.8 million in 2007, $0.7 million in 2006 and $0.8 million in 2005. The annual lease payment for each of the years following 2007 will be $0.8 million each year in 2008 through 2011.

The Company incurred interest expense payable to Questar of $6.8 million in 2007, $2.2 million in 2006 and $1.4 million in 2005 and received interest income amounting to $0.6 million in 2007, $0.7 million in 2006 and $0.4 million in 2005.

QUESTAR PIPELINE 2007 FORM 10-K

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column D
Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
(in millions)
Year Ended December 31, 2007
Allowance for bad debts	$0.4	$(0.1)	$0.1	$0.4
Allowance for notes receivable	3.1	(0.3)	2.8
Year Ended December 31, 2006
Allowance for bad debts	0.7	(0.1)	(0.2)	0.4
Allowance for notes receivable	3.2	(0.1)	3.1
Year Ended December 31, 2005
Allowance for bad debts	0.4	0.1	0.2	0.7
Allowance for notes receivable	3.2	3.2

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2007, covered by the report (the Evaluation Date). The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This Annual Report is not required to and does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Pipeline management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. We believe that the Company’s internal control over financial reporting as of December 31, 2007, is effective based on those criteria.

QUESTAR PIPELINE 2007 FORM 10-K

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly-owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

	2007	2006
Audit Fees:	$1,217,900	$1,392,407
Questar Pipeline Portion	273,735	271,374
Audit Related Fees	95,000	90,000
Questar Pipeline Portion	12,501	13,785
Tax Fees	10,113	11,453
Questar Pipeline Portion	1,326	1,648
All Other Fees	295,455	-
Questar Pipeline Portion	184,408	-

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

10.1*

Purchase Agreement, dated January 10, 2008, by and among Questar Pipeline Company and the Underwriters named on Schedule A thereto. (Exhibit 99.1 to Current Report on Form 8-K filed January 11, 2008.)

12.1

Ratio of Earnings to Fixed Charges

24.

Power of Attorney.

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QUESTAR PIPELINE 2007 FORM 10-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

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

*Gary G. Michael

Director

*Bruce A. Williamson

Director

March 17, 2008

*By  /s/ R. Allan Bradley

       Date

R. Allan Bradley, Attorney in Fact

QUESTAR PIPELINE 2007 FORM 10-K

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

10.1*

Purchase Agreement, dated January 10, 2008, by and among Questar Pipeline Company and the Underwriters named on Schedule A thereto. (Exhibit 99.1 to Current Report on Form 8-K filed January 11, 2008.)

12.1

Ratio of Earnings to Fixed Charges

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

QUESTAR PIPELINE 2007 FORM 10-K

33