Form 10-Q
period 2008-03-31
QUESTAR PIPELINE CO
filed 2008-05-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

On April 30, 2008, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of March 31, 2008

   and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

6

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

9

Signatures

10

Questar Pipeline 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,
	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$44.7	$31.7
From affiliated companies	19.5	20.6
Total Revenues	64.2	52.3

OPERATING EXPENSES
Operating and maintenance	11.0	9.3
General and administrative	7.6	7.1
Depreciation and amortization	10.8	8.6
Cost of goods sold (excluding operating expenses shown separately)	0.2	1.6
Other taxes	2.2	2.2
Total Operating Expenses	31.8	28.8
Net gain from asset sales	0.1	0.3
OPERATING INCOME	32.5	23.8
Interest and other income	0.8	0.2
Interest expense	(8.1)	(6.2)
INCOME BEFORE INCOME TAXES	25.2	17.8
Income taxes	9.3	6.6
NET INCOME	$15.9	$11.2

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 3.6	$ 7.6
Notes receivable from Questar	97.1	14.1
Accounts receivable, net	14.2	14.8
Accounts receivable from affiliates	9.6	11.9
Assets held for sale	20.0
Materials and supplies	7.1	6.4
Prepaid expenses and other	2.0	3.0
Deferred income taxes – current	0.4	0.4
Total Current Assets	154.0	58.2
Property, Plant and Equipment	1,468.2	1,490.5
Accumulated depreciation and amortization	(442.0)	(441.9)
Net Property, Plant and Equipment	1,026.2	1,048.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	14.2	12.7
Total Assets	$1,198.6	$1,123.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 0.3	$ 136.9
Accounts payable and accrued expenses	41.2	38.2
Accounts payable to affiliates	4.2	5.8
Current portion of long-term debt	58.3	58.3
Total Current Liabilities	104.0	239.2
Long-term debt, less current portion	451.8	251.9
Deferred income taxes	128.4	125.1
Other long-term liabilities	21.1	23.5

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	341.1	340.9
Retained earnings	145.6	136.5
Total Common Shareholder’s Equity	493.3	484.0
Total Liabilities and Common Shareholder’s Equity	$1,198.6	$1,123.7

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 15.9	$ 11.2
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	11.4	9.1
Deferred income taxes	3.3	1.9
Share-based compensation	0.2	0.2
Net gain from asset sales	(0.1)	(0.3)
Changes in operating assets and liabilities	9.6	11.1
NET CASH PROVIDED FROM OPERATING ACTIVITIES	40.3	33.2

INVESTING ACTIVITIES
Capital expenditures	(16.0)	(24.7)
Cash used in asset dispositions	(0.1)
Proceeds from asset dispositions	0.1	0.4
Affiliated-company property, plant and equipment transfer		0.6
NET CASH USED IN INVESTING ACTIVITIES	(16.0)	(23.7)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	198.1
Change in notes receivable from Questar	(83.0)	(3.2)
Change in notes payable to Questar	(136.6)	(1.1)
Dividends paid	(6.8)	(6.6)
NET CASH USED IN FINANCING ACTIVITIES	(28.3)	(10.9)
Change in cash and cash equivalents	(4.0)	(1.4)
Beginning cash and cash equivalents	7.6	2.8
Ending cash and cash equivalents	$ 3.6	$ 1.4

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly-owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities. Questar Transportation Service, a wholly-owned subsidiary of Questar Pipeline, provides processing and treatment services.

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Financing

On November 13, 2007, Questar Pipeline filed a shelf registration with the Securities and Exchange Commission to sell up to $200 million of debt securities with intent to use the net proceeds from the sale of the securities to repay intercompany demand notes as well as for general corporate purposes, including working capital and capital expenditures. On January 10, 2008, Questar Pipeline sold $200 million of 10-year notes with a 5.83% coupon interest rate.

Note 4 – Sale of Processing Plant and Gathering Lines

During the first quarter of 2008, Questar Transportation Services, a subsidiary of Questar Pipeline, reached agreement to sell its carbon dioxide processing plant and some associated gathering facilities. The investment in these facilities of $20.0 million was classified as an asset held for sale. The transaction closed in April 2008 and resulted in a pre-tax gain of about $5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-month periods ended March 31, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2008 net income of $15.9 million compared with $11.2 million in 2007, a 42% increase. Operating income increased $8.7 million, or 37%, in the first quarter 2008-to-2007 comparison due primarily to transportation-system expansions that were completed in the fourth quarter of 2007. Following is a summary of Questar Pipeline financial and operating results:

Questar Pipeline 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Transportation	$44.2	$30.9	$ 13.3
Storage	9.6	9.6
Gas processing	1.7	2.0	(0.3)
NGL sales	4.0	2.5	1.5
Energy services	3.5	4.7	(1.2)
Other	1.2	2.6	(1.4)
Total revenues	64.2	52.3	11.9
Operating expenses
Operating and maintenance	11.0	9.3	1.7
General and administrative	7.6	7.1	0.5
Depreciation and amortization	10.8	8.6	2.2
Cost of goods sold	0.2	1.6	(1.4)
Other taxes	2.2	2.2
Operating expenses	31.8	28.8	3.0
Net gain from asset sales	0.1	0.3	(0.2)
Operating income	$32.5	$23.8	$ 8.7
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	129.8	76.9	52.9
For Questar Gas	43.2	42.1	1.1
For other affiliated customers	0.9	4.7	(3.8)
Total transportation	173.9	123.7	50.2
Transportation revenue (per dth)	$0.25	$0.25
Firm daily transportation demand at March 31, (Mdth)	3,169	2,233	936
Natural gas processing
NGL sales (MMgal)	2.5	2.5
NGL sales price (per gal)	$1.61	$0.97	$0.64

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the first quarter of 2008 compared with 2007:

Change in Revenue
2007 to 2008
(in millions)
Transportation
New capacity lease	$ 7.3
New transportation contracts	4.9
Expired transportation contracts	(1.2)
Other	2.3
Gas processing	(0.3)
NGL sales	1.5
Energy services	(1.2)
Other	(1.4)
Increase	$11.9

Questar Pipeline 2008 Form 10-Q

As of March 31, 2008, Questar Pipeline had firm-transportation contracts of 3,169 Mdth per day compared with 2,233 Mdth per day as of March 31, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. This increased daily demand by 175 Mdth and first quarter 2008 revenues by $4.1 million. In December 2007, Questar Overthrust Pipeline placed its expansion from Kanda to Wamsutter in service. This increased daily demand by 625 Mdth and first quarter 2008 revenues by $7.3 million. This expansion also increased the daily demand from Kanda to Opal by 125 Mdth and first quarter 2008 revenues by $0.6 million.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

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

NGL revenues increased 60% in the first quarter of 2008 over 2007 due to 66% higher prices.

Expenses

Operating and maintenance expenses increased by 18% to $11.0 million in the first quarter of 2008 compared to $9.3 million in the first quarter of 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses increased by 7% to $7.6 million in the first quarter of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.11 in the first quarter of 2008 compared with $0.13 in the first quarter of 2007 because transportation volumes increased 41%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 26% in the first quarter of 2008 compared to the first quarter of 2007 due to investment in pipeline expansions.

Sale of processing plant and gathering lines

During the first quarter of 2008, Questar Transportation Services, a subsidiary of Questar Pipeline, reached agreement to sell its carbon dioxide processing plant and some associated gathering facilities. The investment in these facilities of $20.0 million was classified as an asset held for sale. The transaction closed in April 2008 and resulted in a pre-tax gain of about $5 million.

Salt Cavern Storage Project

Questar Pipeline has an investment of $11.5 million in a potential salt cavern storage project located in southwestern Wyoming. Questar Pipeline has been working with several other parties to update a prior evaluation of technical and economic feasibility of this project. If these parties determine that the project is feasible, they would have a right to participate in the project. If they determine that the project is not feasible, Questar Pipeline may sell or abandon the project and may impair this investment.

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

Questar Pipeline 2008 Form 10-Q

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007;

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Questar Pipeline 2008 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 7, 2008

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

May 7, 2008

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

Questar Pipeline 2008 Form 10-Q

10