Form 10-Q
period 2008-06-30
QUESTAR PIPELINE CO
filed 2008-08-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Yes [   ]  No [X]

On July 31, 2008, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

  June 30, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of June 30, 2008

  and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2008 and 2007

5

Notes Accompanying the Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

Signatures

10

Questar Pipeline 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$43.3	$30.4	$ 88.0	$ 62.1
From affiliated companies	18.7	19.3	38.2	39.9
Total Revenues	62.0	49.7	126.2	102.0

OPERATING EXPENSES
Operating and maintenance	9.9	9.5	20.9	18.8
General and administrative	8.6	7.8	16.2	14.9
Depreciation and amortization	10.5	8.6	21.3	17.2
Asset impairment	10.6		10.6
Other taxes	2.1	1.9	4.3	4.1
Cost of goods sold (excluding operating expenses shown separately)	0.6	0.7	0.8	2.3
Total Operating Expenses	42.3	28.5	74.1	57.3
Net gain from asset sales	3.9	0.2	4.0	0.5
Operating Income	23.6	21.4	56.1	45.2
Interest and other income	4.4	0.6	5.2	0.8
Interest expense	(8.2)	(5.8)	(16.3)	(12.0)
Income Before Income Taxes	19.8	16.2	45.0	34.0
Income taxes	7.1	6.2	16.4	12.8
Net Income	$12.7	$10.0	$ 28.6	$ 21.2

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 7.6
Notes receivable from Questar	$ 115.3	14.1
Accounts receivable, net	18.9	14.8
Accounts receivable from affiliates	16.8	11.9
Materials and supplies	7.2	6.4
Prepaid expenses and other	2.4	3.0
Deferred income taxes – current	0.4	0.4
Total Current Assets	161.0	58.2
Property, plant and equipment	1,467.4	1,490.5
Accumulated depreciation and amortization	(451.7)	(441.9)
Net Property, Plant and Equipment	1,015.7	1,048.6
Investment in unconsolidated affiliate	5.0
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	18.2	12.7
Total Assets	$1,204.1	$1,123.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 0.2	$ 136.9
Accounts payable and accrued expenses	37.4	38.2
Accounts payable to affiliates	3.9	5.8
Current portion of long-term debt	58.3	58.3
Total Current Liabilities	99.8	239.2
Long-term debt, less current portion	451.8	251.9
Deferred income taxes	125.2	125.1
Other long-term liabilities	27.9	23.5

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	341.2	340.9
Retained earnings	151.6	136.5
Total Common Shareholder’s Equity	499.4	484.0
Total Liabilities and Common Shareholder’s Equity	$1,204.1	$1,123.7

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 28.6	$ 21.2
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	22.5	18.0
Deferred income taxes		3.6
Share-based compensation	0.3	0.4
Asset impairment	10.6
Net gain from asset sales	(4.0)	(0.5)
Changes in operating assets and liabilities	(8.6)	(2.1)
Net Cash Provided From Operating Activities	49.4	40.6

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(24.6)	(124.2)
Other investing activities	(5.0)
Total Capital Expenditures	(29.6)	(124.2)
Cash used in asset dispositions	(0.1)	(0.6)
Proceeds from asset dispositions	26.0	1.0
Affiliated-company property, plant and equipment transfer		0.6
Net Cash Used In Investing Activities	(3.7)	(123.2)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	198.1
Change in notes receivable from Questar	(101.2)	(1.9)
Change in notes payable to Questar	(136.7)	91.6
Checks outstanding in excess of cash balances		3.4
Dividends paid	(13.5)	(13.3)
Net (Cash Used In) Provided From Financing Activities	(53.3)	79.8
Change in cash and cash equivalents	(7.6)	(2.8)
Beginning cash and cash equivalents	7.6	2.8
Ending Cash and Cash Equivalents	$ -	$ -

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

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

Questar Pipeline uses the equity method to account for investment in unconsolidated affiliates where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliates on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliates. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down would be included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s principal unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Financing

In November 2007, Questar Pipeline filed a shelf registration with the Securities and Exchange Commission to sell up to $200 million of debt securities with intent to use the net proceeds from the sale of the securities to repay intercompany demand notes as well as for general corporate purposes, including working capital and capital expenditures. In January 2008, Questar Pipeline sold $200 million of 10-year notes with a 5.83% interest rate.

Note 4 – Sale of Processing Plant and Gathering Lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Note 5 – Salt cavern storage project impairment

Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project.

Questar Pipeline 2008 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three and six-month periods ended June 30, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported second quarter 2008 net income of $12.7 million compared with $10.0 million in 2007. For the first half of 2008, net income was $28.6 million, compared with $21.2 million in 2007. Operating income increased $2.2 million, or 10%, in the second quarter 2008 compared to the year-earlier quarter. For the first half of 2008, operating income was 24% higher compared to the year-earlier period, due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Transportation	$43.2	$31.3	$11.9	$87.4	$62.2	$25.2
Storage	9.3	9.4	(0.1)	18.9	19.0	(0.1)
Gas processing	1.0	2.1	(1.1)	2.7	4.1	(1.4)
NGL sales	3.4	1.6	1.8	7.4	4.1	3.3
Energy services	4.3	3.6	0.7	7.8	8.3	(0.5)
Other	0.8	1.7	(0.9)	2.0	4.3	(2.3)
Total Revenues	62.0	49.7	12.3	126.2	102.0	24.2
OPERATING EXPENSES
Operating and maintenance	9.9	9.5	0.4	20.9	18.8	2.1
General and administrative	8.6	7.8	0.8	16.2	14.9	1.3
Depreciation and amortization	10.5	8.6	1.9	21.3	17.2	4.1
Asset impairment	10.6		10.6	10.6		10.6
Other taxes	2.1	1.9	0.2	4.3	4.1	0.2
Cost of goods sold	0.6	0.7	(0.1)	0.8	2.3	(1.5)
Operating Expenses	42.3	28.5	13.8	74.1	57.3	16.8
Net gain from asset sales	3.9	0.2	3.7	4.0	0.5	3.5
Operating Income	$23.6	$21.4	$2.2	$56.1	$45.2	$10.9
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	157.7	84.0	73.7	287.5	160.9	126.6
For Questar Gas	30.1	25.4	4.7	73.3	67.5	5.8
For other affiliated customers	1.5	3.9	(2.4)	2.4	8.6	(6.2)
Total Transportation	189.3	113.3	76.0	363.2	237.0	126.2
Transportation revenue (per dth)	$0.23	$0.28	($0.05)	$0.24	$0.26	($0.02)
Firm daily transportation demand at June 30 (Mdth)	3,124	2,240	884
Natural gas processing
NGL sales (MMgal)	1.5	1.4	0.1	4.0	3.9	0.1
NGL sales price (per gal)	$2.24	$1.20	$1.04	$1.85	$1.05	$0.80

Questar Pipeline 2008 Form 10-Q

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the second quarter and first half of 2008 compared with the same periods in 2007:

	Change in Revenues
	3 Months Ended June 30, 2008	6 Months Ended June 30, 2008
	(in millions)
Transportation
New capacity lease	$ 7.3	$ 14.6
New transportation contracts	5.3	11.1
Expired transportation contracts	(1.0)	(2.2)
Other	0.3	1.7
Gas processing	(1.1)	(1.4)
NGL sales	1.8	3.3
Energy services	0.7	(0.5)
Other	(1.0)	(2.4)
Increase	$12.3	$24.2

As of June 30, 2008, Questar Pipeline had firm-transportation contracts of 3,124 Mdth per day compared with 2,240 Mdth per day as of June 30, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline first-half 2008 firm-transport demand by 175 Mdth per day and first-half 2008 revenues by $8.3 million compared to the year-earlier period. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar Overthrust Pipeline first-half 2008 firm-transport demand by 750 Mdth per day and first-half 2008 revenues by $15.8 million compared to the year-earlier period.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid-2017.

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

NGL sales more than doubled in the second quarter of 2008 and were 80% higher in the first half of 2008 over the same periods in 2007 due primarily to higher NGL prices.

Expenses

Operating and maintenance expenses increased by 4% in the second quarter of 2008 and 11% in the first half of 2008 compared to the same periods in 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses increased by 10% to $8.6 million in the second quarter and 9% to $16.2 million in the first half of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in the first half of 2008 compared with $0.14 in the first half of 2007 because transportation volumes increased 53%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 22% in the second quarter of 2008 and 24% in the first half of 2008 compared to the 2007 periods due to investment in pipeline expansions.

Questar Pipeline 2008 Form 10-Q

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Salt cavern storage project impairment

Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project.

Interest and other income

In the second quarter of 2008, Questar Pipeline received the final cash payment on a note receivable resulting from the May 2005 sale of a business. Gain on collection of the note receivable and related interest amounted to $3.7 million.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Questar Pipeline 2008 Form 10-Q

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 7, 2008

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 7, 2008

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