Form 10-K/A
period 2007-12-31
QUESTAR PIPELINE CO
filed 2008-11-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

QUESTAR PIPELINE COMPANY

(Exact name of registrant as specified in its charter)

STATE OF UTAH	000-14147	87-0307414
(State or other jurisdiction of Incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45360, Salt Lake City, Utah 84145-0360

(Address of principal executive offices)

Phone:  (801) 324-2400

(Registrant’s telephone number)

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

Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

On February 29, 2008, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this amended form with the reduced disclosure format.

.

Questar Pipeline 2007 Form 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Questar Pipeline Company (the Company) amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2007, (the Original Filing) which was filed with the Securities and Exchange Commission on March 17, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 17, 2008.

Questar Pipeline 2007 Form 10-K/A

TABLE OF CONTENTS

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

5

SIGNATURES

5

Questar Pipeline 2007 Form 10-K/A

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

Description

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2008.

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

November 6, 2008

*By  /s/ R. Allan Bradley

       Date

R. Allan Bradley, Attorney in Fact

Questar Pipeline 2007 Form 10-K/A

Exhibit No.

Description

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Pipeline Company Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline 2007 Form 10-K/A