Form 10-Q/A
period 2008-03-31
QUESTAR PIPELINE CO
filed 2008-11-07
CIK 764044

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

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this amended form with the reduced disclosure format.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Pipeline Company (the Company) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, (the Original Filing) which was filed with the Securities and Exchange Commission on May 7, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 7, 2008.

Questar Pipeline 2008 Form 10-Q/A

2

Questar Pipeline Company

Form 10-Q/A for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

4

Signatures

4

Questar Pipeline 2008 Form 10-Q/A

3

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

QUESTAR PIPELINE COMPANY

(Registrant)

November 6, 2008

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 6, 2008

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

Questar Pipeline 2008 Form 10-Q/A

4