Form 10-Q
period 2008-09-30
QUESTAR PIPELINE CO
filed 2008-11-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Yes [   ]  No [X]

On October 31, 2008, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended September 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

  September 30, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of September 30, 2008

  and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

  September 30, 2008 and 2007

5

Notes Accompanying the Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4T.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

10

ITEM 6.

EXHIBITS

10

SIGNATURES

10

Questar Pipeline 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$43.8	$31.9	$131.8	$ 94.0
From affiliated companies	18.2	19.1	56.4	59.0
Total Revenues	62.0	51.0	188.2	153.0

OPERATING EXPENSES
Operating and maintenance	11.2	8.4	32.1	27.2
General and administrative	6.2	7.0	22.4	21.9
Depreciation and amortization	10.6	8.6	31.9	25.8
Asset impairment			10.6
Other taxes	2.0	1.8	6.3	5.9
Cost of goods sold (excluding operating expenses shown separately)	0.7	1.1	1.5	3.4
Total Operating Expenses	30.7	26.9	104.8	84.2
Net gain from asset sales	0.3	0.1	4.3	0.6
Operating Income	31.6	24.2	87.7	69.4
Interest and other income	1.4	0.6	6.6	1.4
Income from unconsolidated affiliate	0.1		0.1
Interest expense	(8.7)	(5.5)	(25.0)	(17.5)
Income Before Income Taxes	24.4	19.3	69.4	53.3
Income taxes	9.0	7.3	25.4	20.1
Net Income	$15.4	$12.0	$ 44.0	$ 33.2

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 7.6
Notes receivable from Questar	$ 122.4	14.1
Accounts receivable, net	16.9	14.8
Accounts receivable from affiliates	17.4	11.9
Materials and supplies	6.2	6.4
Prepaid expenses and other	1.8	3.0
Deferred income taxes – current	0.4	0.4
Total Current Assets	165.1	58.2
Property, plant and equipment	1,482.2	1,490.5
Accumulated depreciation and amortization	(461.9)	(441.9)
Net Property, Plant and Equipment	1,020.3	1,048.6
Investment in unconsolidated affiliate	10.1
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	17.5	12.7
Total Assets	$1,217.2	$1,123.7

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 0.2	$ 136.9
Accounts payable and accrued expenses	38.8	38.2
Accounts payable to affiliates	2.1	5.8
Current portion of long-term debt	58.3	58.3
Total Current Liabilities	99.4	239.2
Long-term debt, less current portion	451.8	251.9
Deferred income taxes	131.4	125.1
Other long-term liabilities	26.4	23.5

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	341.4	340.9
Retained earnings	160.2	136.5
Total Common Shareholder’s Equity	508.2	484.0
Total Liabilities and Common Shareholder’s Equity	$1,217.2	$1,123.7

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 44.0	$ 33.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	33.8	27.2
Deferred income taxes	6.3	5.1
Share-based compensation	0.5	0.6
Asset impairment	10.6
Net (gain) from asset sales	(4.3)	(0.6)
(Income) from unconsolidated affiliate	(0.1)
Changes in operating assets and liabilities	(7.4)	14.7
Net Cash Provided From Operating Activities	83.4	80.2

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(40.5)	(248.5)
Other investing activities	(10.0)
Total Capital Expenditures	(50.5)	(248.5)
Cash used in asset dispositions	(0.1)	(0.7)
Proceeds from asset dispositions	26.9	1.3
Affiliated-company property, plant and equipment transfer	(0.1)	0.6
Net Cash Used In Investing Activities	(23.8)	(247.3)

FINANCING ACTIVITIES
Equity contribution		175.0
Long-term debt issued, net of issuance costs	198.1
Change in notes receivable from Questar	(108.3)	(1.2)
Change in notes payable to Questar	(136.7)	12.1
Dividends paid	(20.3)	(19.9)
Net Cash (Used In) Provided From Financing Activities	(67.2)	166.0
Change in cash and cash equivalents	(7.6)	(1.1)
Beginning cash and cash equivalents	7.6	2.8
Ending Cash and Cash Equivalents	$ -	$ 1.7

See notes accompanying the consolidated financial statements

Questar Pipeline 2008 Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities. Questar Transportation Service, a wholly owned subsidiary of Questar Pipeline, provides gathering, processing and treatment services.

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

Questar Pipeline uses the equity method to account for investment in unconsolidated affiliates where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliates on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliates. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s principal unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Questar Pipeline 2008 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three and nine-month periods ended September 30, 2008 and 2007. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported third quarter 2008 net income of $15.4 million compared with $12.0 million in 2007. For the first nine months of 2008, net income was $44.0 million, compared with $33.2 million in 2007. Operating income increased $7.4 million, or 31%, in the third quarter 2008 compared to the year-earlier quarter. For the first nine months of 2008, operating income was $87.7 million, 26% higher compared to the year-earlier period, due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline’s financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Transportation	$42.0	$31.3	$10.7	$129.4	$93.5	$35.9
Storage	9.3	9.4	(0.1)	28.2	28.4	(0.2)
NGL sales	5.3	2.6	2.7	12.7	6.7	6.0
Energy services	3.9	4.1	(0.2)	11.7	12.4	(0.7)
Gas processing	0.9	2.4	(1.5)	3.6	6.5	(2.9)
Other	0.6	1.2	(0.6)	2.6	5.5	(2.9)
Total Revenues	62.0	51.0	11.0	188.2	153.0	35.2
OPERATING EXPENSES
Operating and maintenance	11.2	8.4	2.8	32.1	27.2	4.9
General and administrative	6.2	7.0	(0.8)	22.4	21.9	0.5
Depreciation and amortization	10.6	8.6	2.0	31.9	25.8	6.1
Asset impairment				10.6		10.6
Other taxes	2.0	1.8	0.2	6.3	5.9	0.4
Cost of goods sold	0.7	1.1	(0.4)	1.5	3.4	(1.9)
Operating Expenses	30.7	26.9	3.8	104.8	84.2	20.6
Net gain from asset sales	0.3	0.1	0.2	4.3	0.6	3.7
Operating Income	$31.6	$24.2	$7.4	$87.7	$69.4	$18.3
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	167.4	90.8	76.6	454.9	251.7	203.2
For Questar Gas	15.1	14.2	0.9	88.4	81.7	6.7
For other affiliated customers	2.8	3.3	(0.5)	5.2	11.9	(6.7)
Total Transportation	185.3	108.3	77.0	548.5	345.3	203.2
Transportation revenue (per dth)	$0.23	$0.29	($0.06)	$0.24	$0.27	($0.03)
Firm daily transportation demand at Sept. 30 (Mdth)	3,150	2,247	903
Natural gas processing
NGL sales (MMgal)	2.4	2.2	0.2	6.4	6.1	0.3
NGL sales price (per gal)	$2.21	$1.22	$0.99	$1.98	$1.11	$0.87

Questar Pipeline 2008 Form 10-Q

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the third quarter and first nine months of 2008 compared with the same periods in 2007:

	Change in Revenues
	3 Months Ended Sept. 30, 2008	9 Months Ended Sept. 30, 2008
	(in millions)
Transportation
New capacity lease	$ 7.7	$23.4
New transportation contracts	5.9	13.7
Expired transportation contracts	(3.3)	(5.9)
Other	0.4	4.7
NGL sales	2.7	6.0
Energy services	(0.2)	(0.7)
Gas processing	(1.5)	(2.9)
Other	(0.7)	(3.1)
Increase	$11.0	$35.2

As of September 30, 2008, Questar Pipeline had firm-transportation contracts of 3,150 Mdth per day compared with 2,247 Mdth per day as of September 30, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline’s first-nine month 2008 firm-transport demand by 175 Mdth per day and first-nine month 2008 revenues by $12.4 million compared to the year-earlier period. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar Overthrust Pipeline firm-transport demand by 750 Mdth per day and revenues by $23.4 million in the first nine months of 2008 compared to the year-earlier period.

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

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline’s costs are fixed and recovered through these demand charges. Questar Pipeline’s earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL sales doubled in the third quarter of 2008 and were 90% higher in the first nine months of 2008 over the same periods in 2007 due primarily to higher NGL prices.

Expenses

Operating and maintenance expenses increased by 33% in the third quarter of 2008 and 18% in the first nine months of 2008 compared to the same periods in 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses decreased by 11% to $6.2 million in the third quarter and increased 2% to $22.4 million in the first nine months of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in the first nine months of 2008 compared with $0.14 in the first nine months of 2007 because transportation volumes increased 59%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 23% in the third quarter of 2008 and 24% in the first nine months of 2008 compared to the 2007 periods due to investment in pipeline expansions.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Questar Pipeline 2008 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Recent disruptions in the financial markets could affect the ability of Questar and Questar Pipeline to obtain financing or refinance existing indebtedness on reasonable terms and may have other adverse effects. Widely-documented commercial-credit market disruptions have resulted in a tightening of credit markets in the United States. Liquidity in the global-credit markets has been severely contracted by these market disruptions making terms for certain financings less attractive, and in certain cases, have resulted in the unavailability of certain types of financing. As a result of ongoing credit-market turmoil, Questar or its subsidiaries may not be able to obtain debt financing, or refinance existing indebtedness on favorable terms, which could affect operations and financial performance.

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

November 7, 2008

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 7, 2008

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