Form 10-K
period 2008-12-31
QUESTAR PIPELINE CO
filed 2009-03-12
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2008):  $0.

On February 28, 2009, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

5

Forward-Looking Statements

5

Glossary of Commonly Used Terms

5

PART I

Item 1.

BUSINESS

Nature of Business

6

Environmental Matters

7

Employees

7

Item 1A.

RISK FACTORS

8

Item 1B.

UNRESOLVED STAFF COMMENTS

10

Item 2.

PROPERTIES

11

Item 3.

LEGAL PROCEEDINGS

11

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

11

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

11

Item 6.

SELECTED FINANCIAL DATA (omitted)

11

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

11

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

15

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

31

Item 9A(T).

CONTROLS AND PROCEDURES

31

Item 9B.

OTHER INFORMATION

32

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE (omitted)

32

Item 11.

EXECUTIVE COMPENSATION (omitted)

32

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

32

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE (omitted)

32

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

32

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

32

SIGNATURES

33

Where You Can Find More Information

Questar Pipeline Company (Questar Pipeline or the Company), is a wholly owned subsidiary of Questar Corporation (Questar). Both Questar and Questar Pipeline file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). The public may read and copy these reports and any other materials filed with the SEC at 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar Pipeline.

Investors can also access financial and other information via Questar’s web site at www.questar.com. Questar and Questar Pipeline make available, free of charge, through the web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar’s web site which is not directly incorporated by reference into the Company’s Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar’s web site also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and the Business Ethics and Compliance Policy.

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

B   Billion.

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

QUESTAR PIPELINE COMPANY 2008 10-K

dewpoint   A specific temperature and pressure at which hydrocarbons condense to form a liquid.

dth   Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

FERC   Federal Energy Regulatory Commission.

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

QUESTAR PIPELINE COMPANY 2008 10-K

FORM 10-K

ANNUAL REPORT, 2008

PART I

ITEM 1.  BUSINESS.

Nature of Business

Questar Pipeline provides natural gas-transportation and underground storage services in Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

General: Questar Pipeline and its subsidiaries own 2,533 miles of interstate pipeline with total firm capacity commitments of 4,155 Mdth per day. Questar Pipeline’s core-transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to the Questar Gas distribution system. Questar Pipeline, through wholly owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 488-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line. An additional 165 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline owns 50% of the White River Hub in western Colorado, which was placed in service in the fourth quarter of 2008. These facilities connect with six interstate pipeline systems and a major processing plant near Meeker, Colorado.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground-storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services for third parties.

Customers, Growth and Competition: Questar Pipeline’s transportation system is nearly fully subscribed. The weighted-average remaining life of firm contracts on Questar Pipeline was 13.2 years as of December 31, 2008. All of Questar Pipeline storage capacity is fully contracted with a weighted-average remaining life of 8.2 years as of December 31, 2008. Questar Pipeline faces the risk that it may not be able to recontract firm capacity when contract terms expire.

Questar Pipeline transported 608.1 MMdth during 2008, up 73% over 2007, for nonaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline and other systems. The increase was a result of 2007 system expansions on the Overthrust Pipeline and the Questar Pipeline southern system. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines. Some parties, including Questar Gas Management, an affiliate of Questar, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

Questar Pipeline has significant business relationships with affiliated companies: The Questar corporate-organization structure and major subsidiaries are summarized below:

QUESTAR PIPELINE COMPANY 2008 10-K

Questar Gas, an affiliated company, remains Questar Pipeline’s largest transportation customer. During 2008, Questar Pipeline transported 120.9 MMdth for Questar Gas compared to 113.8 MMdth in 2007. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts, or about 50% of Questar Pipeline’s reserved capacity. Questar Pipeline’s primary transportation agreement with Questar Gas will expire on June 30, 2017.

Regulation: The FERC issued a final rule on Standards of Conduct in October 2008. The final rule, Order No. 717, eliminates the concept of energy affiliates and adopts a “functional approach” that applies standards of conduct to individual officers and employees based on their job functions, not on the company or division in which the individual works. The general principles of Standards of Conduct are: Non Discrimination, Independent Functioning, No Conduit and Transparency. These principles govern the relationship between transportation function employees and marketing function employees conducting transactions with affiliated pipeline and storage companies regulated by the FERC (transportation providers).

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the Department of Transportation require interstate pipelines companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely-populated locations. Questar Pipeline’s annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

Environmental Matters

There are no material environmental matters.

Employees

At December 31, 2008, Questar Pipeline had 309 employees compared with 283 a year earlier.

ITEM 1A.  RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, Questar Pipeline’s business, financial condition or results of operations could be materially adversely affected.

QUESTAR PIPELINE COMPANY 2008 10-K

Risks Inherent in Questar Pipeline’s Business

Transportation and storage operations involve numerous risks that might result in accidents and other operating risks and costs. There are inherent operating risks and hazards in the Questar Pipeline’s transportation and storage operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the level of damages resulting from these risks. Certain segments of the Company’s pipelines run through such areas. In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company’s customers. Such circumstances could adversely impact Questar Pipeline’s ability to meet contractual obligations and retain customers.

As is customary in the pipeline industry, Questar Pipeline maintains insurance against some, but not all, of these potential risks and losses. Questar Pipeline cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on Questar Pipeline’s financial condition and operations.

Questar Pipeline is dependent on Questar’s bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar Pipeline also relies on access to Questar’s short-term credit markets. Questar Pipeline is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or Questar Pipeline may not be able to obtain money at a reasonable cost in the future. Liquidity in the global-credit markets has severely contracted, making terms for certain financings less attractive, and in certain cases, resulted in the unavailability of certain types of financing. In lieu of commercial paper issuance, Questar at times has utilized back-up lines of credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend related lines of credit in the future. All of Questar Corporation’s bank loans are floating-rate debt. From time to time the Questar or Questar Pipeline may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. While management believes it is important to maintain investment grade credit ratings to conduct Questar Pipeline’s businesses, Questar and Questar Pipeline may not be able to keep investment grade ratings.

The severe economic recession increases credit risk. Questar Pipeline has significant credit exposure in outstanding accounts receivable from customers. Questar Pipeline is tightening its credit procedures such as requiring deposits or prepayments to help manage this risk. Questar Pipeline also aggressively pursues collection of past-due accounts receivable.

Questar Pipeline’s revenue and cash flow is derived from assets that are concentrated in the Rocky Mountain region. Any circumstance or event that negatively impacts the natural gas operations in this area could materially reduce earnings and cash flow.

Risks Related to Regulation

Questar Pipeline is subject to complex regulations on many levels. Questar Pipeline is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, Questar Pipeline may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on Questar Pipeline’s activities. These restrictions have become more stringent over time and can limit or prevent operations.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase Questar Pipeline’s costs of doing business on Native American tribal lands and have an impact on the viability of its transportation operations on such lands.

QUESTAR PIPELINE COMPANY 2008 10-K

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

FERC regulates interstate natural gas transportation and oversees natural gas marketing. Questar Pipeline’s natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability.

During the fourth quarter of 2008, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the new orders, FERC released a policy statement on compliance in which it states that companies must have a “rigorous” FERC compliance program that extends to all affiliates, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations.

Other Risks

General economic and other conditions impact Questar Pipeline’s results. Questar Pipeline’s results may also be negatively affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar Pipeline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Pipeline has firm-capacity of 4,155 Mdth per day. These commitments include 1,948 Mdth per day for Questar Pipeline, 1,121 Mdth per day for Overthrust Pipeline, 81 Mdth per day for Southern Trails Pipeline and 1,005 Mdth per day for Questar Pipeline’s 50% ownership of White River Hub. Questar Pipeline’s transportation system includes 2,533 miles of natural gas transportation pipelines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline’s 2,533 miles of natural gas transportation pipeline includes pipelines at storage fields and tap lines used to serve Questar Gas, 488 miles of the Southern Trails Pipeline, a wholly owned subsidiary, but does not include 165 miles of Southern Trails Pipeline that is not in service in southern California, and 214 miles of Overthrust Pipeline, a wholly owned subsidiary. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the 36-inch Overthrust Pipeline. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

QUESTAR PIPELINE COMPANY 2008 10-K

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a certificated capacity of 117.5 Bcf, including 51.3 Bcf of working gas. Questar Pipeline also owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services for third parties.

ITEM 3.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on Questar Pipeline’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on Questar Pipeline’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Case

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar, including Questar Pipeline, under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals, where the case is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit the information in this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULT OF OPERATIONS

Questar Pipeline reported 2008 net income of $58.0 million compared with $45.0 million in 2007 and $45.4 million in 2006. Operating income increased $21.9 million, or 24%, in 2008 compared to 2007 due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline financial and operating results:

QUESTAR PIPELINE COMPANY 2008 10-K

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating Income
REVENUES
Transportation	$172.4	$127.4	$119.9	$45.0	$ 7.5
Storage	37.6	37.6	37.6
NGL sales	14.4	8.5	11.0	5.9	(2.5)
Energy services	15.3	16.0	16.1	(0.7)	(0.1)
Gas processing	4.6	8.7	6.3	(4.1)	2.4
Other	4.3	7.7	6.6	(3.4)	1.1
Total Revenues	248.6	205.9	197.5	42.7	8.4
OPERATING EXPENSES
Operating and maintenance	43.5	37.7	33.4	5.8	4.3
General and administrative	30.4	31.3	25.3	(0.9)	6.0
Depreciation and amortization	42.7	35.0	32.3	7.7	2.7
Impairment	14.0			14.0
Other taxes	7.8	7.3	7.3	0.5
Cost of goods sold	1.8	4.0	4.8	(2.2)	(0.8)
Total Operating Expenses	140.2	115.3	103.1	24.9	12.2
Net gain from asset sales	4.5	0.4	0.4	4.1
Operating Income	$112.9	$ 91.0	$ 94.8	$21.9	($3.8)

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	608.1	352.3	320.4	255.8	31.9
For Questar Gas	120.9	113.8	116.7	7.1	(2.9)
For other affiliated customers	9.2	16.0	26.3	(6.8)	(10.3)
Total Transportation	738.2	482.1	463.4	256.1	18.7
Transportation revenue (per dth)	$0.23	$0.26	$0.26	($0.03)
Firm daily transportation demand at December 31, (including White River Hub of 1,005 Mdth in 2008)	4,155	3,112	2,152	1,043	960
Natural gas processing
NGL sales (MMgal)	8.5	7.2	9.0	1.3	(1.8)
NGL sales price (per gal)	$1.70	$1.19	$1.22	$0.51	($0.03)

QUESTAR PIPELINE COMPANY 2008 10-K

Revenues

Following is a summary of major changes in Questar Pipeline revenues for 2008 compared with 2007 and 2007 compared with 2006:

	Change
	2008 vs. 2007	2007 vs. 2006
	(in millions)
Transportation
New transportation contracts	$51.0	$ 9.4
Expiration of transportation contracts	(8.5)	(1.7)
Other	2.5	(0.2)
NGL sales	5.9	(2.5)
Energy services	(0.7)	(0.1)
Gas processing	(4.1)	2.4
Other	(3.4)	1.1
Increase	$42.7	$ 8.4

As of December 31, 2008, Questar Pipeline had firm-transportation contracts of 4,155 Mdth per day, including 1,005 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 3,112 Mdth per day as of December 31, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline’s 2008 firm-transport demand by 175 Mdth per day and revenues by $13.8 million compared to 2007. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar Overthrust Pipeline firm-transport demand by 750 Mdth per day and revenues by $31.2 million in 2008 compared to 2007.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in northeastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from four to ten years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for ten years.

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

NGL sales were 69% higher in 2008 over 2007 due primarily to a 43% increase in NGL prices and an 18% increase in sales volume.

Expenses

Operating and maintenance expenses increased by 15% to $43.5 million in 2008 compared to $37.7 million in 2007 and $33.4 million in 2006 as a result of system expansions and higher labor and service costs. General and administrative expenses decreased 3% to $30.4 million in 2008 compared with $31.3 million in 2007 and $25.3 million in 2006. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in 2008 compared with $0.14 in 2007 because transportation volumes increased 53%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 22% in 2008 compared to 2007 and increased 8% in 2007 compared to 2006 due to investment in pipeline expansions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

QUESTAR PIPELINE COMPANY 2008 10-K

Impairment

Charges for asset impairment amounted to $14.0 million in 2008. Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project. In the fourth quarter of 2008, Questar Pipeline also took a $3.4 million pre-tax charge for impairment of certain costs associated with the California segment of its Southern Trails Pipeline.

Interest and other income

Questar Pipeline’s interest and other income amounted to $10.6 million in 2008, compared to $2.4 million in 2007 and $1.7 million in 2006.  The 2008 amount included $3.0 million from the expiration of an option agreement and $2.8 million from the collection of a note receivable that had been previously reserved in allowance for uncollectible accounts.

Income from unconsolidated affiliate

Questar Pipeline recognized income of $0.6 million in 2008 from its 50% investment in White River Hub that began operations in December 2008.

Interest expense

Interest expense rose 51% in 2008 compared to 2007 due to the sale of $200.0 million of 5.83% 10-year notes issued in January 2008 to finance 2007 expansion projects.

Income taxes

The effective combined federal and state income tax rate was 36.5% in 2008 compared with 37.2% in 2007 and 37.6% in 2006. The 2008 effective tax rate was lower because a larger share of income came from states with lower income tax rates.

Investing Activities

Following is a summary of Questar Pipeline’s capital expenditures for 2008 and 2007 and a forecast for 2009:

	Year Ended December 31,
	2009 Forecast	2008	2007
	(in millions)
Transportation and storage	$100.9	$90.7	$321.7
Capital expenditure accruals		(12.4)	(3.2)
Total Capital Expenditures	$100.9	$78.3	$318.5

During 2008, Questar Pipeline invested in the White River Hub in Colorado and expanded compression facilities. During 2007, Questar Pipeline completed construction of a 54-mile, 24-inch pipeline extending from the eastern terminus of the Company’s Main Line 104 pipeline to the Green River block valve in south-central Utah. Also, a Questar Pipeline subsidiary completed an 80-mile extension of the Overthrust Pipeline from the eastern terminus of its transportation system at Kanda in Sweetwater County, Wyoming to an interconnect with the Rockies Express Pipeline LLC near Wamsutter in Sweetwater County, Wyoming.

Standard & Poor’s Resolves Credit Ratings for Questar and its subsidiaries

On February 25, 2009, Standard & Poor’s affirmed Questar’s short-term debt rating of A-2. Standard & Poor’s also lowered Questar Pipeline’s long-term debt rating from A- to BBB+, with a stable outlook. This action followed Standard & Poor’s earlier announcement on October 15, 2008, that it had placed Questar Pipeline on CreditWatch with negative implications and announced their intention to review Questar’s ratings. Current ratings of senior-unsecured debt are as follows:

	Moody’s	Standard & Poor’s
Questar Pipeline	A3	BBB+
Questar short-term debt	P-2	A-2

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2008:

QUESTAR PIPELINE COMPANY 2008 10-K

	Payments Due by Year
	Total	2009	2010	2011	2012	2013	After 2013
	(in millions)
Fixed-rate long-term debt	$452.2	$42.0		$180.0			$230.2
Interest on fixed-rate long-term debt	154.1	28.4	$26.0	20.4	$13.6	$13.6	52.1
Operating leases	2.4	0.8	0.8	0.8
Total	$608.7	$71.2	$26.8	$201.2	$13.6	$13.6	$282.3

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

Revenue Recognition

Revenues are recognized in the period that services are provided or products are delivered.

Rate Regulation

Regulatory agencies establish rates for the storage, transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Pipeline follows SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The FERC has accepted the recording of regulatory assets and liabilities.

Recent Accounting Developments

Refer to Note 1 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if market prices for NGL decline.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2008. Questar Pipeline’s largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy and PacifiCorp.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company’s ability to borrow and the rates quoted by lenders have been adversely affected by the illiquid credit markets as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K. The Company had $452.2 million of fixed-rate long-term debt at December 31, 2008 and $310.5 million at December 31, 2007 with a fair value of $457.2 million in 2008 and $324.1 million in 2007. If interest rates had declined 10%, fair value would increase to $468.9 million in 2008 and $329.1 million in 2007. The fair value calculations do not represent the cost to retire the debt securities. The Company also borrows funds on a short-term basis with variable interest rates.

QUESTAR PIPELINE COMPANY 2008 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm

17

Consolidated Statements of Income, three years ended December 31, 2008

18

Consolidated Balance Sheets at December 31, 2008 and 2007

19

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2008

20

Consolidated Statements of Cash Flows, three years ended December 31, 2008

22

Notes Accompanying the Consolidated Financial Statements

23

Financial Statement Schedules:

Valuation and Qualifying Accounts…………………………………………………………………………...31

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

QUESTAR PIPELINE COMPANY 2008 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Questar Pipeline Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective January 1, 2007.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 24, 2009

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2008	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$173.7	$127.7	$117.1
From affiliated companies	74.9	78.2	80.4
TOTAL REVENUES	248.6	205.9	197.5

OPERATING EXPENSES
Operating and maintenance	43.5	37.7	33.4
General and administrative	30.4	31.3	25.3
Depreciation and amortization	42.7	35.0	32.3
Impairment	14.0
Other taxes	7.8	7.3	7.3
Cost of goods sold (excluding operating expenses shown separately)	1.8	4.0	4.8
TOTAL OPERATING EXPENSES	140.2	115.3	103.1
Net gain from asset sales	4.5	0.4	0.4
OPERATING INCOME	112.9	91.0	94.8
Interest and other income	10.6	2.4	1.7
Income from unconsolidated affiliate	0.6
Interest expense	(32.7)	(21.7)	(23.8)
INCOME BEFORE INCOME TAXES	91.4	71.7	72.7
Income taxes	33.4	26.7	27.3
NET INCOME	$ 58.0	$ 45.0	$ 45.4

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 1.8	$ 7.6
Notes receivable from Questar	40.6	14.1
Accounts receivable, net	20.5	14.8
Accounts receivable from affiliates	17.2	11.9
Materials and supplies, at lower of average cost or market	6.2	6.4
Prepaid expenses	3.2	3.0
Deferred income taxes – current	0.7	0.4
Total Current Assets	90.2	58.2

Property, Plant and Equipment
Transportation	1,103.9	898.5
Storage	268.8	241.2
Processing	9.9	40.2
General and intangible	56.4	66.1
Construction work in progress	68.7	244.5
	1,507.7	1,490.5
Less accumulated depreciation and amortization	471.4	441.9
Net Property, Plant and Equipment	1,036.3	1,048.6

Investment in unconsolidated affiliate	27.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	17.9	12.7

Total Assets	$1,176.2	$1,123.7

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 0.2	$ 136.9
Accounts payable and accrued expenses
Accounts and other payables	41.0	31.9
Accounts payable to affiliates	3.1	5.8
Federal income taxes	2.8	4.6
Interest	2.4	1.7
Total accounts payable and accrued expenses	49.3	44.0
Current portion of long-term debt	42.0	58.3
Total Current Liabilities	91.5	239.2

Long-term debt, less current portion	409.8	251.9
Deferred income taxes	136.1	125.1
Other long-term liabilities	23.1	23.5
Commitments and contingencies – Note 8

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share;
authorized 25.0 shares; issued and outstanding 6.6 shares	6.6	6.6
Additional paid-in capital	341.6	340.9
Retained earnings	167.5	136.5
Total Common Shareholder’s Equity	515.7	484.0

Total Liabilities and Common Shareholder’s Equity	$ 1,176.2	$1,123.7

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in millions)
Balance at January 1, 2006	$6.6	$164.7	$98.6
2006 net income			45.4
Dividends paid			(26.0)
Share-based compensation		0.6
Balance at December 31, 2006	6.6	165.3	118.0
Equity contribution		175.0
2007 net income			45.0
Dividends paid			(26.5)
Share-based compensation		0.6
Balance at December 31, 2007	6.6	340.9	136.5
2008 net income			58.0
Dividends paid			(27.0)
Share-based compensation		0.7
Balance at December 31, 2008	$6.6	$341.6	$167.5

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 58.0	$ 45.0	$ 45.4
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	45.2	36.9	34.2
Deferred income taxes	10.7	7.2	5.7
Share-based compensation	0.7	0.6	0.6
Impairment	14.0
Net (gain) from asset sales	(4.5)	(0.4)	(0.4)
(Income) from unconsolidated affiliate	(0.6)
Other	(3.0)
Changes in operating assets and liabilities
Accounts receivable	(11.0)	2.3	(14.3)
Materials and supplies	0.2	13.0	(14.9)
Prepaid expenses	(0.2)	0.1	0.8
Accounts payable and accrued expenses	(8.8)	5.2	5.4
Federal income taxes	(1.8)	5.3	(0.9)
Other assets and liabilities	(2.2)	(4.2)	11.9
NET CASH PROVIDED FROM OPERATING ACTIVITIES	96.7	111.0	73.5

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(51.3)	(318.5)	(76.6)
Other investing activities	(27.0)
Total Capital Expenditures	(78.3)	(318.5)	(76.6)
Cash used in asset dispositions	(0.3)	(0.7)	(0.2)
Proceeds from asset dispositions	25.9	6.7	0.1
Affiliated-company property, plant and equipment transfers	(0.5)	1.9	2.4
Other	1.1	1.4	2.7
NET CASH USED IN INVESTING ACTIVITIES	(52.1)	(309.2)	(71.6)

FINANCING ACTIVITIES
Equity contribution		175.0
Long-term debt issued, net of issuance costs	198.1
Long-term debt repaid	(58.3)
Change in notes receivable from Questar	(26.5)	(5.6)	5.3
Change in notes payable to Questar	(136.7)	60.1	17.4
Dividends paid	(27.0)	(26.5)	(26.0)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(50.4)	203.0	(3.3)
Change in cash and cash equivalents	(5.8)	4.8	(1.4)

QUESTAR PIPELINE COMPANY 2008 10-K

Beginning cash and cash equivalents	7.6	2.8	4.2
Ending cash and cash equivalents	$ 1.8	$ 7.6	$ 2.8

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$31.3	$28.0	$23.2
Income taxes	24.3	15.1	22.8

See notes accompanying the consolidated financial statements

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business

Questar Pipeline Company (Questar Pipeline or Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services primarily in the Rocky Mountain states of Utah, Wyoming and Colorado. It also provides processing and treatment services and other energy services. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as described below.

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

Questar InfoComm Inc., previously a wholly owned subsidiary of Questar, was transferred to Questar Pipeline effective January 1, 2007. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Historical financial information was adjusted to reflect the combination for all periods presented.

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

The Company applies the regulatory accounting principles prescribed under SFAS 71 “Accounting for the Effects of Certain Types of Regulation.” Under SFAS 71, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 4 to the consolidated financial statements for a description and comparison of regulatory assets and liabilities as of December 31, 2008 and 2007.

QUESTAR PIPELINE COMPANY 2008 10-K

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

Property, Plant and Equipment

Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation assets because the Company does not have a legal obligation to abandon the assets.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas transportation and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Average depreciation, depletion and amortization rates for the year ended December 31, were 3.7% in 2008, 3.4% in 2007 and 3.5% in 2006.

Impairment of Long-Lived Assets

Properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

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

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment. AFUDC on equity funds amounted to $0.7 million in 2008 and 2007 and less than $0.1 million in 2006 and increased interest and other income in the Consolidated Statements of Income. Interest expense was reduced for AFUDC on debt funds by $0.4 million in 2008, $7.3 million in 2007 and $0.4 million in 2006.

Credit Risk

The Company’s primary customers are gas producers, gas marketers and local distribution companies. Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. Management believes that its credit review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis.

Asset Retirement Obligations (ARO)

Questar Pipeline recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 do not apply to a majority of the Company’s long-lived transportation and storage assets due to a lack of a legal obligation to retire the assets. The ARO balance was $3.7 million at December 31, 2008, and $3.2 million at December 31, 2007, and is included with Other long-term liabilities.

QUESTAR PIPELINE COMPANY 2008 10-K

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 effective January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month periods ended December 31, 2008 and 2007. Income tax returns for 2005 and subsequent years are subject to examination. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

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

The Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006, and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 2 for further discussion on share-based compensation.

Recent Accounting Developments

SFAS 141(R) “Business Combinations”

SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective beginning January 1, 2009, and will be applied to business combinations occurring after the effective date.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on  the consolidated statements of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS 160 is effective beginning January 1, 2009, and is to be applied prospectively to all noncontrolling interests including any that arose before the effective date. The Company does not expect the new rules to impact the Company’s financial position or results of operations.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”

This statement, issued by the FASB in March 2008, requires more detailed information on hedging transactions including the location and effect on the primary financial statements. The addition disclosure is required for interim and annual periods beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments and hedging activities. The Company will supply the new disclosure information as required by SFAS 161 beginning in 2009 and does not expect the new rules to impact the Company’s financial position or results of operations.

QUESTAR PIPELINE COMPANY 2008 10-K

Reclassifications

Certain reclassifications were made to prior-year consolidated financial statements to conform with the 2008 presentation.

All dollar amounts in this annual report on Form 10-K are in millions, except where otherwise noted.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers and employees of Questar Pipeline under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. The Company uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. Share-based compensation expense amounted to $0.7 million in 2008 compared with $0.6 million in 2007 and 2006.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange.

There were no unvested stock options at December 31, 2008. Stock-option transactions under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2006	195,670	$10.69 - $24.33	$18.38
Exercised	(37,500)	11.48 - 14.01	13.01
Employee transfer	9,000	13.56	13.56
Balance at December 31, 2006	167,170	10.69 - 24.33	19.32
Exercised	(4,670)	11.48 - 13.56	13.26
Employee transfer	(36,000)	10.69	10.69
Balance at December 31, 2007	126,500	11.48 - 24.33	22.00
Exercised	(27,852)	8.50 - 13.56	11.37
Employee transfer	102,820	7.50 - 14.01	12.55
Balance at December 31, 2008	201,468	$7.50 - $24.33	$18.65

Options outstanding and exercisable are shown in the following table:
Range of exercise prices	Number outstanding at Dec. 31, 2008	Weighted-average remaining term in years	Weighted-average exercise price
$7.50 - $14.01	101,468	3.0	$13.05
$24.33	100,000	6.1	24.33
$7.50 - $24.33	201,468	4.5	$18.65

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2008, was 16 months. Transactions involving restricted shares under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Shares	Price Range	Weighted- average Price
Balance at January 1, 2006	28,000	$17.45 - $25.50	$23.75
Granted	10,250	36.75	36.75
Distributed	(1,468)	19.65	19.65
Forfeited	(300)	36.75	36.75
Balance at December 31, 2006	36,482	17.45 - 36.75	27.46
Granted	11,200	41.08 - 50.30	41.90

QUESTAR PIPELINE COMPANY 2008 10-K

Distributed	(10,538)	17.45 - 25.50	23.44
Balance at December 31, 2007	37,144	17.45 – 50.30	32.95
Granted	16,000	53.83	53.83
Distributed	(15,660)	17.45 – 41.08	28.73
Employee transfer	4,532	17.45 – 36.75	26.11
Balance at December 31, 2008	42,016	$24.33 - $53.83	$41.74

Note 3 – Impairment

Questar Pipeline impairment expense amounted to $14.0 million in 2008. Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project. In the fourth quarter of 2008, Questar Pipeline also took a $3.4 million pre-tax charge for impairment of certain costs associated with the California segment of its Southern Trails Pipeline.

Note 4 – Rate Regulation and Regulatory Assets and Liabilities

Following is a description of the Company’s regulatory assets and liabilities. Regulatory assets are included with other long-term assets in the consolidated balance sheets. Questar Pipeline recovers these costs but does not generally receive a return on these assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately nine years as of December 31, 2008.

•

Questar Pipeline is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges. Regulatory assets are included with Regulatory and other noncurrent assets and regulatory liabilities are included with Other long-term liabilities in the consolidated balance sheets. A list of regulatory assets and liabilities follows:

	December 31,
	2008	2007
	(in millions)
Regulatory assets
Cost of reacquired debt	$4.7	$5.3
Income taxes recoverable from customers	2.2	2.5
Other	1.3	1.5
Total	$8.2	$9.3

	December 31,
	2008	2007
	(in millions)
Regulatory liabilities
Postretirement medical	$5.8	$4.9
Income taxes refundable to customers		0.2
Total	$5.8	$5.1

Note 5 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $0.2 million at December 31, 2008 with an interest rate of 3.39% and $136.9 million at December 31, 2007 with an interest rate of 5.36%.

QUESTAR PIPELINE COMPANY 2008 10-K

In January 2008, Questar Pipeline sold $200.0 million of 10-year notes with a 5.83% interest rate and used the proceeds to repay maturing long-term debt and short-term intercompany debt. In 2008, Questar Pipeline repaid $58.3 million of long-term debt with interest rates ranging from 5.85% to 6.05%.

Questar Pipeline’s long-term debt before unamortized debt discounts amounted to $452.2 million consisting of fixed-rate notes with interest rates ranging from 5.83% to 7.55%, due 2009 to 2018. The unamortized debt discount amounted to $0.4 million at December 31, 2008 and $0.3 million at December 31, 2007. Maturities of long-term debt in the next five years include $42.0 million due in 2009 and $180.0 million due in 2011. All notes are unsecured obligations and rank equally with all other unsecured liabilities. Covenants for these debt obligations do not restrict dividend payments.

Note 6 – Fair-Value Measures, Financial Instruments and Risk Management

Beginning in 2008, Questar Pipeline adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. Also, the new standard establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. For Questar Pipeline, the delayed provisions of SFAS 157 go into effect in the first quarter of 2009. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

The following table discloses carrying value and fair value of Questar Pipeline’s financial instruments:

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	December 31, 2008		December 31, 2007
	(in millions)
Financial assets
Cash and cash equivalents	$ 1.8	$ 1.8	$ 7.6	$ 7.6
Notes receivable from Questar	40.6	40.6	14.1	14.1
Financial liabilities
Notes payable to Questar	0.2	0.2	136.9	136.9
Long-term debt	452.2	457.2	310.5	324.1

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

Note 7 – Income Taxes

Details of Questar Pipeline’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Federal
Current	$20.2	$17.9	$19.0
Deferred	10.6	6.6	5.6

QUESTAR PIPELINE COMPANY 2008 10-K

State
Current	2.5	1.4	2.5
Deferred	0.1	0.8	0.2
	$33.4	$26.7	$27.3

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	1.9	1.9	2.4
Other	(0.4)	0.3	0.2
Effective income tax rate	36.5%	37.2%	37.6%

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$135.4	$124.0
Employee benefits and compensation costs	0.7	1.1
Total	$136.1	$125.1

Deferred income taxes – current asset	$ 0.7	$ 0.4

Note 8 – Commitments and Contingencies

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Note 9 – Employee Benefits

Pension Plan

Most Questar Pipeline employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period interval during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $2.5 million in 2008 and 2007 and $2.2 million in 2006.

QUESTAR PIPELINE COMPANY 2008 10-K

Questar Pipeline’s portion of plan assets and benefit obligations cannot be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2008 and 2007, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. Earnings on investments exceeded costs by $0.3 million in 2008, $0.2 million in 2007 and $0.1 million in 2006.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2008 and 2007, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of employee-qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. The EIP trustee purchases Questar shares on the open market as cash contributions are received. For the year ended December 31, the Company’s expense equaled its matching contribution of $1.0 million in 2008, $0.8 million in 2007 and $0.7 million in 2007.

Note 10 – Equity Contribution

In 2007, Questar Pipeline received $175.0 million of common equity from Questar and used the proceeds to repay $175.0 million of notes payable due to Questar.

Note 11 – Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $71.9 million in 2008, $74.8 million in 2007 and $76.2 million in 2006. The Company also received revenues from other affiliated companies totaling $3.0 million in 2008, $3.4 million in 2007 and $4.2 million in 2006.

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at its cost of $21.5 million in 2008, $22.5 million in 2007 and $20.0 million in 2006. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $2.7 million in 2008, $4.0 million in 2007 and $3.4 million in 2006. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar Pipeline has a lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.8 million in 2008 and 2007 and $0.7 million in 2006. The annual lease payment will be $0.8 million in 2009 through 2011.

The Company incurred interest expense payable to Questar of $0.3 million in 2008, $6.8 million in 2007 and $2.2 million in 2006 and received interest income amounting to $3.2 million in 2008, $0.6 million in 2007 and $0.7 million in 2006.

QUESTAR PIPELINE COMPANY 2008 10-K

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

			Column D
		Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2008
Allowance for bad debts	$0.4		$0.4
Allowance for notes receivable	2.8	($2.8)
Year Ended December 31, 2007
Allowance for bad debts	0.4	($0.1)	0.1	0.4
Allowance for notes receivable	3.1		(0.3)	2.8
Year Ended December 31, 2006
Allowance for bad debts	0.7	(0.1)	(0.2)	0.4
Allowance for notes receivable	3.2	(0.1)	3.1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Pipeline’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. Management believes that the Company’s internal control over financial reporting as of December 31, 2008, is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

QUESTAR PIPELINE COMPANY 2008 10-K

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The Company, as a wholly owned subsidiary of a reporting company under the Securities Exchange Act, is entitled to omit all of Items 10 through 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

	2008	2007
Audit Fees:	$1,277,387	$1,187,720
Questar Pipeline Portion	295,973	253,397
Audit Related Fees	100,000	95,000
Questar Pipeline Portion	12,199	12,501
Tax Fees	3,570	10,113
Questar Pipeline Portion	467	1,326
All Other Fees	237,879	295,455
Questar Pipeline Portion	-	184,408

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

12.

Ratio of Earnings to Fixed Charges

21.

Subsidiary information

24.

Power of Attorney.

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QUESTAR PIPELINE COMPANY 2008 10-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2009.

QUESTAR PIPELINE COMPANY

    (Registrant)

/s/R. Allan Bradley

R. Allan Bradley

President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/R. Allan Bradley

President & Chief Executive Officer;

R. Allan Bradley

Director

(Principal Executive Officer)

/s/S. E. Parks

Vice President & Chief Financial Officer

S. E. Parks

(Principal Financial Officer)

/s/D. M. Curtis

Vice President & Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*R. Allan Bradley

President & Chief Executive Officer, Director

*L. Richard Flury

Director

*Robert E. McKee III

Director

*Gary G. Michael

Director

*Bruce A. Williamson

Director

March 11, 2009

*By  /s/ R. Allan Bradley

       Date

R. Allan Bradley, Attorney in Fact

QUESTAR PIPELINE COMPANY 2008 10-K

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

12.

Ratio of Earnings to Fixed Charges

21.

Subsidiary information

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

QUESTAR PIPELINE COMPANY 2008 10-K

34