Form 10-Q
period 2009-03-31
QUESTAR PIPELINE CO
filed 2009-05-13
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

On April 30, 2009, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended March 31, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

  March 31, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of March 31, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the three months ended

  March 31, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

9

ITEM 6.

EXHIBITS

9

Signatures

10

Questar Pipeline 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,
	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$40.7	$44.7
From affiliated companies	19.1	19.5
Total Revenues	59.8	64.2

OPERATING EXPENSES
Operating and maintenance	8.1	9.2
General and administrative	8.6	9.4
Depreciation and amortization	10.8	10.8
Other taxes	2.3	2.2
Cost of goods sold (excluding operating expenses shown separately)	0.8	0.2
Total Operating Expenses	30.6	31.8
Net gain from asset sales	0.1	0.1
Operating Income	29.3	32.5
Interest and other income	0.3	0.8
Income from unconsolidated affiliate	1.0
Interest expense	(7.4)	(8.1)
Income Before Income Taxes	23.2	25.2
Income taxes	8.5	9.3
Net Income	$14.7	$15.9

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 1.8
Notes receivable from Questar	$ 53.4	40.6
Accounts receivable, net	15.7	20.5
Accounts receivable from affiliates	15.9	17.2
Materials and supplies	6.6	6.2
Prepaid expenses and other	2.5	3.2
Deferred income taxes – current	0.7	0.7
Total Current Assets	94.8	90.2
Property, Plant and Equipment	1,515.9	1,507.7
Accumulated depreciation and amortization	(479.9)	(471.4)
Net Property, Plant and Equipment	1,036.0	1,036.3
Investment in unconsolidated affiliate	28.6	27.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	15.8	17.9
Total Assets	$1,179.4	$1,176.2

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 3.3
Notes payable to Questar	0.2	$ 0.2
Accounts payable and accrued expenses	34.4	46.2
Accounts payable to affiliates	3.6	3.1
Current portion of long-term debt	42.0	42.0
Total Current Liabilities	83.5	91.5
Long-term debt, less current portion	409.9	409.8
Deferred income taxes	141.2	136.1
Other long-term liabilities	21.1	23.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	341.8	341.6
Retained earnings	175.3	167.5
Total Common Shareholder’s Equity	523.7	515.7
Total Liabilities and Common Shareholder’s Equity	$1,179.4	$1,176.2

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$14.7	$15.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	11.4	11.4
Deferred income taxes	5.1	3.3
Share-based compensation	0.2	0.2
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(1.0)
Changes in operating assets and liabilities	8.7	5.4
Net Cash Provided From Operating Activities	39.0	36.1

INVESTING ACTIVITIES
Capital Expenditures	(25.5)	(11.8)
Cash used in asset dispositions		(0.1)
Proceeds from asset dispositions	1.1	0.1
Net Cash Used In Investing Activities	(24.4)	(11.8)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs		198.1
Change in notes receivable from Questar	(12.8)	(83.0)
Change in notes payable to Questar		(136.6)
Checks outstanding in excess of cash balances	3.3
Dividends paid	(6.9)	(6.8)
Net Cash Used In Financing Activities	(16.4)	(28.3)
Change in cash and cash equivalents	(1.8)	(4.0)
Beginning cash and cash equivalents	1.8	7.6
Ending Cash and Cash Equivalents	$ -	$ 3.6

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

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

The consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

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

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s only unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Recent Accounting Development

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 is not expected to have a material impact on the Company’s financial position or results of operations.

Questar Pipeline 2009 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three month periods ended March 31, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2009 net income of $14.7 million compared with $15.9 million in 2008, an 8% decrease. Operating income decreased $3.2 million, or 10%, in the first quarter 2009-to-2008 comparison due primarily to lower NGL sales. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended March 31,
	2009	2008	Change
	(in millions)
Operating Income
REVENUES
Transportation	$42.7	$44.2	($1.5)
Storage	9.6	9.6
NGL sales	1.8	4.0	(2.2)
Energy services	4.0	3.5	0.5
Gas processing	0.9	1.7	(0.8)
Other	0.8	1.2	(0.4)
Total Revenues	59.8	64.2	(4.4)
OPERATING EXPENSES
Operating and maintenance	8.1	9.2	(1.1)
General and administrative	8.6	9.4	(0.8)
Depreciation and amortization	10.8	10.8
Other taxes	2.3	2.2	0.1
Cost of goods sold	0.8	0.2	0.6
Total Operating Expenses	30.6	31.8	(1.2)
Net gain from asset sales	0.1	0.1
Operating Income	$29.3	$32.5	($3.2)
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	153.9	129.8	24.1
For Questar Gas	44.4	43.2	1.2
For other affiliated customers	1.2	0.9	0.3
Total Transportation	199.5	173.9	25.6
Transportation revenue (per dth)	$0.21	$0.25	($0.04)
Firm daily transportation demand at March 31, (including White River Hub of 1,005 in 2009 in Mdth)	4,219	3,169	1,050
Natural gas processing
NGL sales (MMgal)	3.0	2.5	0.5
NGL sales price (per gal)	$0.59	$1.61	($1.02)

Questar Pipeline 2009 Form 10-Q

Revenues

Transportation revenues decreased $1.5 million in the first quarter of 2009 compared to the first quarter of 2008, primarily because of an adjustment to an accrual for sharing of interruptible transportation revenues that was recorded in the first quarter of 2008.

As of March 31, 2009, Questar Pipeline had firm-transportation contracts of 4,219 Mdth per day, including 1,005 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, LLC, compared with 3,169 Mdth per day as of March 31, 2008. The White River Hub was placed in service in December 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand.

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

NGL sales were 55% lower in 2009 over 2008 due primarily to a 63% decrease in NGL prices partially offset by a 20% increase in sales volume.

Expenses

Operating and maintenance expenses decreased by 12% to $8.1 million in the first quarter of 2009 compared to $9.2 million in the first quarter of 2008. The decrease was due to lower maintenance costs. General and administrative expenses decreased by 9% to $8.6 million in the first quarter of 2009. Operating, maintenance, general and administrative expenses per dth transported declined to $0.08 in the first quarter of 2009 compared with $0.11 in the first quarter of 2008 because transportation volumes increased 15% and costs decreased 10%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense was flat in the first quarter of 2009 compared to the first quarter of 2008.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond the Company’s control.

Questar Pipeline 2009 Form 10-Q

Questar Pipeline undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg appealed the case to the U.S. Tenth Circuit Court of Appeals. On March 17, 2009, the Court of Appeals affirmed the lower court decision to dismiss the case.

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

Questar Pipeline 2009 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 13, 2009

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

May 13, 2009

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

Questar Pipeline 2009 Form 10-Q

10