Form 10-Q
period 2009-06-30
QUESTAR PIPELINE CO
filed 2009-08-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Yes [   ] No [X]

On July 31, 2009, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended June 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

  June 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of June 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

10

SIGNATURES

10

Questar Pipeline 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$43.0	$43.3	$ 83.7	$ 88.0
From affiliated companies	18.3	18.7	37.4	38.2
Total Revenues	61.3	62.0	121.1	126.2

OPERATING EXPENSES
Operating and maintenance	9.6	8.4	17.7	17.6
General and administrative	8.7	10.1	17.3	19.5
Depreciation and amortization	10.9	10.5	21.7	21.3
Impairment		10.6		10.6
Other taxes	2.1	2.1	4.4	4.3
Cost of goods sold (excluding operating expenses shown separately)	0.3	0.6	1.1	0.8
Total Operating Expenses	31.6	42.3	62.2	74.1
Net gain from asset sales	0.2	3.9	0.3	4.0
OPERATING INCOME	29.9	23.6	59.2	56.1
Interest and other income	0.3	4.4	0.6	5.2
Income from unconsolidated affiliate	0.9		1.9
Interest expense	(7.4)	(8.2)	(14.8)	(16.3)
INCOME BEFORE INCOME TAXES	23.7	19.8	46.9	45.0
Income taxes	(8.7)	(7.1)	(17.2)	(16.4)
NET INCOME	$15.0	$12.7	$ 29.7	$ 28.6

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.4	$ 1.8
Notes receivable from affiliates	37.6	40.6
Accounts receivable, net	15.8	20.5
Accounts receivable from affiliates	16.4	17.2
Materials and supplies	6.4	6.2
Prepaid expenses and other	3.1	3.2
Deferred income taxes – current	0.7	0.7
Total Current Assets	80.4	90.2
Property, Plant and Equipment	1,539.8	1,507.7
Accumulated depreciation and amortization	(490.5)	(471.4)
Net Property, Plant and Equipment	1,049.3	1,036.3
Investment in unconsolidated affiliate	28.9	27.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	15.2	17.9
Total Assets	$1,178.0	$1,176.2

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to affiliates	$ 0.2	$ 0.2
Accounts payable and accrued expenses	23.4	47.5
Accounts payable to affiliates	3.0	3.1
Current portion of long-term debt	42.0	42.0
Total Current Liabilities	68.6	92.8
Long-term debt, less current portion	409.8	409.8
Deferred income taxes	147.6	136.1
Other long-term liabilities	19.8	21.8

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	342.1	341.6
Retained earnings	183.5	167.5
Total Common Shareholder’s Equity	532.2	515.7
Total Liabilities and Common Shareholder’s Equity	$1,178.0	$1,176.2

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 29.7	$ 28.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	23.1	22.5
Deferred income taxes	11.5
Share-based compensation	0.5	0.3
Impairment		10.6
Net (gain) from asset sales	(0.3)	(4.0)
(Income) from unconsolidated affiliate	(1.9)
Distribution from unconsolidated affiliate	0.6
Changes in operating assets and liabilities	(6.1)	(11.0)
Net Cash Provided From Operating Activities	57.1	47.0

INVESTING ACTIVITIES
Capital Expenditures
Property, plant and equipment	(49.1)	(22.2)
Other investing activities		(5.0)
Total Capital Expenditures	(49.1)	(27.2)
Cash used in asset dispositions	(0.1)	(0.1)
Proceeds from asset dispositions	1.4	26.0
Net Cash Used In Investing Activities	(47.8)	(1.3)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs		198.1
Change in notes receivable from affiliates	3.0	(101.2)
Change in notes payable to affiliates		(136.7)
Dividends paid	(13.7)	(13.5)
Net Cash Used In Financing Activities	(10.7)	(53.3)
Change in cash and cash equivalents	(1.4)	(7.6)
Beginning cash and cash equivalents	1.8	7.6
Ending cash and cash Equivalents	$ 0.4	$ -

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

Questar Pipeline uses the equity method to account for its investment in unconsolidated affiliates where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliates on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliates. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s only unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements reflect management's consideration of known subsequent events as of August 7, 2009, the date that the consolidated financial statements were issued.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Fair-Value Measures

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 in the second quarter of 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q:

Questar Pipeline 2009 Form 10-Q

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	June 30, 2009		December 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.4	$ 0.4	$ 1.8	$ 1.8
Notes receivable from affiliates	37.6	37.6	40.6	40.6
Financial liabilities
Notes payable to affiliates	0.2	0.2	0.2	0.2
Long-term debt	452.2	466.4	452.2	457.2

Cash and cash equivalents, notes receivable from affiliates and notes payable to affiliates – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 4 – Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP FAS 157-4 is to be applied prospectively to all fair value measurements where appropriate and its provisions are in effect for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) 165, "Subsequent Events" to establish a general standard of accounting for and disclosure of events that occur after the close of the period but before financial statements are issued or are available to be issued. The provisions of this statement are in effect for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported second quarter 2009 net income of $15.0 million compared with $12.7 million in 2008, an 18% increase. Net income for the first half of 2009 was $29.7 million compared with $28.6 for the first half of 2008. The second quarter of 2008 included one-time items that reduced net income by $2.1 million. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Transportation	$43.3	$43.2	$ 0.1	$86.0	$87.4	($1.4)
Storage	9.3	9.3		18.9	18.9

Questar Pipeline 2009 Form 10-Q

NGL sales	2.2	3.4	(1.2)	4.0	7.4	(3.4)
Energy services	3.2	4.3	(1.1)	7.2	7.8	(0.6)
Gas processing	0.9	1.0	(0.1)	1.8	2.7	(0.9)
Other	2.4	0.8	1.6	3.2	2.0	1.2
Total Revenues	61.3	62.0	(0.7)	121.1	126.2	(5.1)
Operating expenses
Operating and maintenance	9.6	8.4	1.2	17.7	17.6	0.1
General and administrative	8.7	10.1	(1.4)	17.3	19.5	(2.2)
Depreciation and amortization	10.9	10.5	0.4	21.7	21.3	0.4
Impairment		10.6	(10.6)		10.6	(10.6)
Other taxes	2.1	2.1		4.4	4.3	0.1
Cost of goods sold	0.3	0.6	(0.3)	1.1	0.8	0.3
Total Operating Expenses	31.6	42.3	(10.7)	62.2	74.1	(11.9)
Net gain from asset sales	0.2	3.9	(3.7)	0.3	4.0	(3.7)
Operating Income	$29.9	$23.6	$ 6.3	$59.2	$56.1	$3.1
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	161.8	157.7	4.1	315.7	287.5	28.2
For Questar Gas	26.7	30.1	(3.4)	71.1	73.3	(2.2)
For other affiliated customers	1.4	1.5	(0.1)	2.6	2.4	0.2
Total Transportation	189.9	189.3	0.6	389.4	363.2	26.2
Transportation revenue (per dth)	$0.23	$0.23		$0.22	$0.24	($0.02)
Firm daily transportation demand at June 30, (including White River Hub of 1,005 in 2009 in Mdth)	4,221	3,124	1,097
Natural gas processing
NGL sales (MMgal)	2.7	1.5	1.2	5.7	4.0	1.7
NGL sales price (per gal)	$0.81	$2.24	($1.43)	$0.70	$1.85	($1.15)

Revenues

As of June 30, 2009, Questar Pipeline had firm-transportation contracts of 4,221 Mdth per day, including 1,005 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 3,124 Mdth per day as of June 30, 2008. The White River Hub was placed in service in December 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand.

Questar Gas is Questar Pipeline's largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Transportation revenues decreased $1.4 million in the first half of 2009 compared to the first half of 2008, primarily because of an adjustment to an accrual for sharing of interruptible transportation revenues that was recorded in the first quarter of 2008.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 9 years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on a straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service including depreciation and return on investment are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline's earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL sales were $1.2 million lower in the second quarter of 2009 compared with the second quarter of 2008 and $3.4 million lower in the first half of 2009 compared with the first half of 2008. NGL volumes were 43% higher in the first half of 2009, but NGL prices were 62% lower.

Questar Pipeline 2009 Form 10-Q

Other revenues were higher in the periods ended June 30, 2009 due primarily to $1.3 million received from storage customers in the second quarter of 2009. Under a stipulation, these customers were required to pay the difference between the cost-of-service for a gas-processing facility and liquid revenues received from this facility for the 12 months ended May 2009.

Expenses

Operating and maintenance expenses increased by 14% to $9.6 million in the second quarter of 2009 compared to $8.4 million in the second quarter of 2008. Operating and maintenance expenses increased 1% in the first half of 2009 compared with the first half of 2008. The increase was due to transportation fees of the White River Hub. General and administrative expenses decreased by 14% to $8.7 million in the second quarter of 2009 and decreased by 11% to $17.3 million in the first half of 2009. Operating, maintenance, general and administrative expenses per dth transported declined to $0.09 in the first half of 2009 compared with $0.10 in the first half of 2008 because transportation volumes increased 7% and costs decreased 6%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 2% in the first half of 2009 compared to the first half of 2008 due to plant additions.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the

Questar Pipeline 2009 Form 10-Q

Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit No.

Exhibits

   12.

Ratio of Earnings to Fixed Charges.

   31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by Richard J. Doleshek, Questar Pipeline Company’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by R. Allan Bradley and Richard J. Doleshek, Questar Pipeline Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

August 7, 2009

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 7, 2009

/s/Richard J. Doleshek

Richard J. Doleshek

Executive Vice President and

Chief Financial Officer

Questar Pipeline 2009 Form 10-Q

Exhibits List

Exhibit No.

Exhibits

   12.

Ratio of Earnings to Fixed Charges.

   31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2.

Certification signed by Richard J. Doleshek, Questar Pipeline Company’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.

Certification signed by R. Allan Bradley and Richard J. Doleshek, Questar Pipeline Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline 2009 Form 10-Q

11