Form 10-Q
period 2009-09-30
QUESTAR PIPELINE CO
filed 2009-11-09
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Yes [   ] No [X]

On October 31, 2009, 6,550,843 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

  September 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of September 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

  September 30, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

10

ITEM 6.

EXHIBITS

10

SIGNATURES

11

Questar Pipeline 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$42.6	$43.8	$126.3	$131.8
From affiliated companies	18.3	18.2	55.7	56.4
Total Revenues	60.9	62.0	182.0	188.2

OPERATING EXPENSES
Operating and maintenance	10.1	9.8	27.8	27.4
General and administrative	9.3	7.6	26.6	27.1
Depreciation and amortization	10.9	10.6	32.6	31.9
Impairment				10.6
Other taxes	2.2	2.0	6.6	6.3
Cost of goods sold (excluding operating expenses shown separately)	0.3	0.7	1.4	1.5
Total Operating Expenses	32.8	30.7	95.0	104.8
Net gain from asset sales	0.1	0.3	0.4	4.3
OPERATING INCOME	28.2	31.6	87.4	87.7
Interest and other income	0.5	1.4	1.1	6.6
Income from unconsolidated affiliate	0.9	0.1	2.8	0.1
Interest expense	(7.4)	(8.7)	(22.2)	(25.0)
INCOME BEFORE INCOME TAXES	22.2	24.4	69.1	69.4
Income taxes	(8.1)	(9.0)	(25.3)	(25.4)
NET INCOME	$14.1	$15.4	$ 43.8	$ 44.0

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.3	$ 1.8
Notes receivable from affiliates	103.0	40.6
Accounts receivable, net	14.2	20.5
Accounts receivable from affiliates	16.0	17.2
Materials and supplies	6.3	6.2
Prepaid expenses and other	3.0	3.2
Deferred income taxes – current	0.6	0.7
Total Current Assets	143.4	90.2
Property, Plant and Equipment	1,566.1	1,507.7
Accumulated depreciation and amortization	(501.1)	(471.4)
Net Property, Plant and Equipment	1,065.0	1,036.3
Investment in unconsolidated affiliate	28.7	27.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets, net	16.9	17.9
Total Assets	$1,258.2	$1,176.2

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to affiliates	$ 0.2	$ 0.2
Accounts payable and accrued expenses	36.6	47.5
Accounts payable to affiliates	4.2	3.1
Current portion of long-term debt	42.0	42.0
Total Current Liabilities	83.0	92.8
Long-term debt, less current portion	461.2	409.8
Deferred income taxes	153.9	136.1
Other long-term liabilities	20.4	21.8

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	342.4	341.6
Retained earnings	190.7	167.5
Total Common Shareholder’s Equity	539.7	515.7
Total Liabilities and Common Shareholder’s Equity	$1,258.2	$1,176.2

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 43.8	$ 44.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	34.6	33.8
Deferred income taxes	17.9	6.3
Share-based compensation	0.8	0.5
Impairment		10.6
Net (gain) from asset sales	(0.4)	(4.3)
(Income) from unconsolidated affiliate	(2.8)	(0.1)
Distribution from unconsolidated affiliate	1.7
Changes in operating assets and liabilities	6.5	(11.6)
Net Cash Provided From Operating Activities	102.1	79.2

INVESTING ACTIVITIES
Property, plant and equipment	(72.9)	(36.3)
Other investing activities		(10.0)
Total Capital Expenditures	(72.9)	(46.3)
Cash used in asset dispositions	(0.1)	(0.1)
Proceeds from asset dispositions	1.7	26.9
Affiliated-company property, plant and equipment transfer	(0.1)	(0.1)
Net Cash Used In Investing Activities	(71.4)	(19.6)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	50.8	198.1
Change in notes receivable from affiliates	(62.4)	(108.3)
Change in notes payable to affiliates		(136.7)
Dividends paid	(20.6)	(20.3)
Net Cash Used In Financing Activities	(32.2)	(67.2)
Change in cash and cash equivalents	(1.5)	(7.6)
Beginning cash and cash equivalents	1.8	7.6
Ending cash and cash Equivalents	$ 0.3	$ -

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2009 Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or the Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for transportation and storage of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities. Questar Transportation Service, a wholly owned subsidiary of Questar Pipeline, provides gathering, processing and treatment services.

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. GAAP into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

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

Questar Pipeline uses the equity method to account for its investment in unconsolidated affiliates where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s only unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements reflect management's consideration of known subsequent events as of November 9, 2009, the date that the consolidated financial statements were issued.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Financings

In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Questar Pipeline 2009 Form 10-Q

Note 4 – Fair-Value Measures

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The new disclosure rules are effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2009		Dec. 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.3	$ 0.3	$ 1.8	$ 1.8
Notes receivable from affiliates	103.0	103.0	40.6	40.6
Financial liabilities
Notes payable to affiliates	0.2	0.2	0.2	0.2
Long-term debt	502.2	544.0	452.2	457.2

Cash and cash equivalents, notes receivable from affiliates and notes payable to affiliates – the carrying amount approximates fair value.

Long-term debt – the fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar Pipeline’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2009 and 2008. For definitions of commonly used terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported third quarter 2009 net income of $14.1 million compared with $15.4 million in 2008, an 8% decrease. Net income for the first nine months of 2009 was $43.8 million compared with $44.0 for the first nine months of 2008. The second quarter of 2008 included one-time items that reduced net income by $2.1 million. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Transportation	$43.4	$42.0	$1.4	$129.4	$129.4
Storage	9.3	9.3		28.2	28.2
NGL sales	3.4	5.3	(1.9)	7.4	12.7	($5.3)
Energy services	3.1	3.9	(0.8)	10.3	11.7	(1.4)
Gas processing	0.5	0.9	(0.4)	2.3	3.6	(1.3)
Other	1.2	0.6	0.6	4.4	2.6	1.8
Total Revenues	60.9	62.0	(1.1)	182.0	188.2	(6.2)
Operating expenses
Operating and maintenance	10.1	9.8	0.3	27.8	27.4	0.4

Questar Pipeline 2009 Form 10-Q

General and administrative	9.3	7.6	1.7	26.6	27.1	(0.5)
Depreciation and amortization	10.9	10.6	0.3	32.6	31.9	0.7
Impairment					10.6	(10.6)
Other taxes	2.2	2.0	0.2	6.6	6.3	0.3
Cost of goods sold	0.3	0.7	(0.4)	1.4	1.5	(0.1)
Total Operating Expenses	32.8	30.7	2.1	95.0	104.8	(9.8)
Net gain from asset sales	0.1	0.3	(0.2)	0.4	4.3	(3.9)
Operating Income	$28.2	$31.6	($3.4)	$87.4	$87.7	($0.3)
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	160.4	167.4	(7.0)	476.1	454.9	21.2
For Questar Gas	14.0	15.1	(1.1)	85.1	88.4	(3.3)
For other affiliated customers	2.7	2.8	(0.1)	5.3	5.2	0.1
Total Transportation	177.1	185.3	(8.2)	566.5	548.5	18.0
Transportation revenue (per dth)	$0.24	$0.23	$0.01	$0.23	$0.24	($0.01)
Firm daily transportation demand at Sept. 30, (including White River Hub of 1,005 in 2009 in Mdth)	4,208	3,150	1,058
Natural gas processing
NGL sales (MMgal)	3.2	2.4	0.8	8.9	6.4	2.5
NGL sales price (per gal)	$1.05	$2.21	($1.16)	$0.83	$1.98	($1.15)

Revenues

As of September 30, 2009, Questar Pipeline had firm-transportation contracts of 4,208 Mdth per day, including 1,005 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 3,150 Mdth per day as of September 30, 2008. The White River Hub was placed in service in December 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand.

Questar Gas is one of Questar Pipeline's largest transportation customers with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Transportation revenues increased $1.4 million in the third quarter of 2009 compared to the third quarter of 2008 due to new transportation contracts. Transportation revenues were flat in the first nine months of 2009 compared to the same period of 2008 because the increased revenue in 2009 from new contracts was offset by an adjustment to an accrual for sharing of interruptible transportation revenues that was recorded in the first quarter of 2008.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from 2013 to 2019 and 100% of the firm-storage capacity at the aquifer facilities for terms extending until 2018.

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

NGL sales were $1.9 million lower in the third quarter of 2009 compared with the third quarter of 2008 and $5.3 million lower in the first nine months of 2009 compared with the first nine months of 2008. NGL volumes were 39% higher in the first nine months of 2009, but NGL prices were 58% lower.

Other revenues were higher in the nine months ended September 30, 2009 due primarily to $1.3 million received from storage customers in the second quarter of 2009. Under a stipulation, these customers were required to pay the difference between the cost-of-service for a gas-processing facility and liquid revenues received from this facility for the 12 months ended May 2009.

Questar Pipeline 2009 Form 10-Q

Expenses

Operating and maintenance expenses increased by 3% to $10.1 million in the third quarter of 2009 compared to $9.8 million in the third quarter of 2008. Operating and maintenance expenses increased 1% in the first nine months of 2009 compared with the first nine months of 2008. General and administrative expenses increased by 22% to $9.3 million in the third quarter of 2009 compared with the third quarter of 2008. The lower expense in the comparable 2008 quarter resulted from a significant reduction in deferred compensation expense (non-cash) as a result of a decline in the price of Questar common stock during the 2008 quarter. General and administrative expenses decreased by 2% to $26.6 million in the first nine months of 2009. Operating, maintenance, general and administrative expenses were $0.10 per dth transported in the first nine months of 2009, the same as the year-earlier period. Transportation volumes increased 3% and costs were flat. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 2% in the first nine months of 2009 compared to the first nine months of 2008 due to plant additions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net book value of these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Salt cavern storage project impairment

Questar Pipeline impaired the entire $10.6 million net book value of a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and

Questar Pipeline 2009 Form 10-Q

procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar and other natural gas companies under the federal False Claims Act (Act) alleging industry-wide mismeasurement of natural gas quantities on which federal royalty payments are made. The trial court dismissed the case on jurisdictional grounds because Grynberg was not the “original source” of information for the alleged mismeasurement as required by the Act. The 10th Circuit Court of Appeals affirmed the dismissal in March 2009. On October 5, 2009, the U.S. Supreme Court denied Grynberg’s petition for certiorari which concludes the matter.

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

November 9, 2009

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

November 9, 2009

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