Form 10-K
period 2009-12-31
QUESTAR PIPELINE CO
filed 2010-03-11
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2009):  $0.

At February 28, 2010, there were 6,550,843 shares of the registrant’s $1.00 par value common stock outstanding. All shares are owned by Questar Corporation.

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

11

Item 4.

(REMOVED AND RESERVED).

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

32

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

33

SIGNATURES

34

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

Investors can also access financial and other information via Questar’s Web site at www.questar.com. Questar and Questar Pipeline make available, free of charge, through the Web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar’s Web site, which is not directly incorporated by reference into the Company’s Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

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

Questar Pipeline Company 2009 Form 10-K

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

gal   U.S. gallon.

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

Questar Pipeline Company 2009 Form 10-K

FORM 10-K

ANNUAL REPORT, 2009

PART I

ITEM 1.  BUSINESS.

Nature of Business

Questar Pipeline provides natural gas transportation and underground storage services in Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities.

General: Questar Pipeline and its subsidiaries own 2,568 miles of interstate pipeline with total firm capacity commitments of 4,243 Mdth per day. Questar Pipeline’s core-transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems and to the Questar Gas distribution system. In addition to this core system, Questar Pipeline, through wholly owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline owns 50% of the White River Hub in western Colorado, which was placed in service in the fourth quarter of 2008. These facilities connect with six interstate pipeline systems and a major processing plant near Meeker, Colorado.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground-storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services for third parties.

Customers, Growth and Competition: Questar Pipeline’s transportation system is nearly fully subscribed. The weighted-average remaining life of firm contracts on Questar Pipeline was 12.4 years as of December 31, 2009. All of Questar Pipeline storage capacity is fully contracted with a weighted-average remaining life of 7.3 years as of December 31, 2009.

Questar Gas, an affiliated company, remains Questar Pipeline's largest transportation customer. During 2009, Questar Pipeline transported 112.9 MMdth for Questar Gas compared to 120.9 MMdth in 2008. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017.

Questar Pipeline transported 614.8 MMdth during 2009, up 1% over 2008, for nonaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest, Midwestern or Northeastern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

Questar Pipeline competes for market growth with other natural gas transmission companies in the Rocky Mountain region and with other companies providing natural gas storage services. Some parties, including Questar Gas Management, an affiliate of Questar, are building gathering lines that allow producers to make direct connections to competing pipeline systems.

Regulation: The FERC regulates interstate natural gas transportation and oversees natural gas marketing. Questar Pipeline’s natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability.

The FERC issued a final rule on Standards of Conduct in October 2008. The final rule, Order No. 717, eliminates the concept of energy affiliates and adopts a "functional approach" that applies standards of conduct to individual officers and employees based on their job functions, not on the company or division in which the individual works. The general principles of Standards of Conduct are: Non Discrimination, Independent Functioning, No Conduit and Transparency. These principles govern the relationship between transportation function employees and marketing function employees conducting transactions with affiliated pipeline and storage companies regulated by the FERC (transportation providers). Questar Pipeline maintains a rigorous

Questar Pipeline Company 2009 10-K

compliance program to address all areas of FERC compliance including standards of conduct, market manipulation, shipper-must-have-title, bidding, capacity release, reporting, filings, postings and record retention. The Company annually trains Board members, executives, senior management and functional employees on standards of conduct rules.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely-populated locations. Questar Pipeline's annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

Questar Pipeline has significant business relationships with affiliated companies: The Questar corporate-organization structure and major subsidiaries are summarized below:

Environmental Matters

There are no material environmental matters.

Employees

At December 31, 2009, Questar Pipeline had 301 employees compared with 309 a year earlier.

ITEM 1A.  RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, Questar Pipeline’s business, financial condition or results of operations could be materially adversely affected.

Risks Inherent in Company's Business

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

Questar Pipeline Company 2009 10-K

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

Questar Pipeline is dependent on Questar’s bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar Pipeline also relies on Questar’s access to short-term credit markets. Questar Pipeline is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or Questar Pipeline may not be able to obtain money at a reasonable cost in the future. In lieu of commercial paper issuance, Questar at times has utilized back-up lines of credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend back-up lines of credit in the future. The interest rates on bank loans are tied to debt credit ratings of Questar and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. While management believes it is important to maintain investment grade credit ratings to conduct Questar Pipeline’s businesses, Questar and Questar Pipeline may not be able to keep investment grade ratings.

The severe economic recession increases credit risk. Questar Pipeline has significant credit exposure in outstanding accounts receivable from customers. Questar Pipeline has tightened its credit procedures such as requiring deposits or prepayments to help manage this risk. Questar Pipeline also aggressively pursues collection of past-due accounts receivable.

Questar Pipeline’s revenue and cash flow is derived from assets that are concentrated in the Rocky Mountain region. Any circumstance or event that negatively impacts the natural gas operations in this area could materially reduce earnings and cash flow.

Risks Related to Regulation

Questar Pipeline is subject to complex regulations on many levels. Questar Pipeline is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. Questar Pipeline incurs significant costs to comply with federal pipeline-safety regulations. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, Questar Pipeline may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar Pipeline must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, the National Historic Preservation Act and similar state laws. The United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

Federal and state agencies frequently impose conditions on Questar Pipeline’s activities. These restrictions have become more stringent over time and can limit or prevent operations. In addition, the Company is subject to federal and state hazard communications and community right-to-know statutes and regulations such as the Emergency Planning and Community Right-to-Know Act that require certain record keeping and reporting of the use and release of hazardous substances.

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

Questar Pipeline Company 2009 10-K

generally subject to the Native American tribal court system. One or more of these factors may increase Questar Pipeline’s costs of doing business on Native American tribal lands and have an impact on the viability of its transportation operations on such lands.

Questar Pipeline may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Rocky Mountain producers' ability to access and develop new natural gas reserves may be restricted by climate-change regulation, which may reduce the demand for transportation and storage services. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. The EPA has adopted final regulations for the measurement and reporting of greenhouse gases emitted from certain large facilities (25,000 tons/year of CO2 equivalent) beginning with operations in 2010. The first report is to be filed with the EPA by March 31, 2011. In addition, several of the states in which Questar Pipeline operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Pipeline's business, operations or financial results. It is uncertain whether Questar Pipeline's operations and properties, located in the Rocky Mountain region of the United States, are exposed to possible physical risks, such as severe weather patterns, due to climate change as a result of man-made greenhouse gases. However, management does not believe that such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

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

During the fourth quarter of 2008, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the new orders, FERC released a policy statement on compliance in which it states that companies must have a “rigorous” FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Questar Pipeline has firm-capacity of 4,243 Mdth per day. These commitments include 1,991 Mdth per day for Questar Pipeline, 1,151 Mdth per day for Overthrust Pipeline, 81 Mdth per day for Southern Trails Pipeline and 1,020 Mdth per day for Questar Pipeline’s 50% ownership of White River Hub. Questar Pipeline’s transportation system includes 2,568 miles of natural gas transportation pipelines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline’s 2,568 miles of natural gas transportation pipeline includes pipelines at storage fields and tap lines used to serve Questar Gas, 214 miles of Overthrust Pipeline, a wholly owned subsidiary and 487 miles of the Southern Trails Pipeline, a wholly owned subsidiary, but does

Questar Pipeline Company 2009 10-K

not include 96 miles of Southern Trails Pipeline that is not in service in southern California. Questar Pipeline’s system ranges in size from lines that are less than four inches in diameter to the 36-inch Overthrust Pipeline. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

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

ITEM 3.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

ITEM 4.  (REMOVED AND RESERVED).

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULT OF OPERATIONS

Questar Pipeline reported 2009 net income of $58.2 million compared with $58.0 million in 2008, and $45.0 million in 2007. Operating income increased $2.3 million, or 2%, in 2009 compared to 2008 because of asset impairments recorded in 2008. Operating income increased $21.9 million, or 24%, in 2008 compared to 2007 due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Operating Income
REVENUES
Transportation	$173.2	$172.4	$127.4	$ 0.8	$45.0
Storage	37.6	37.6	37.6
NGL sales	11.2	14.4	8.5	(3.2)	5.9
Energy services	13.7	15.3	16.0	(1.6)	(0.7)
Gas processing	1.2	4.6	8.7	(3.4)	(4.1)

Questar Pipeline Company 2009 10-K

Other	8.5	4.3	7.7	4.2	(3.4)
Total Revenues	245.4	248.6	205.9	(3.2)	42.7
OPERATING EXPENSES
Operating and maintenance	40.1	37.1	33.0	3.0	4.1
General and administrative	36.1	36.8	36.0	(0.7)	0.8
Depreciation and amortization	44.3	42.7	35.0	1.6	7.7
Impairment		14.0		(14.0)	14.0
Other taxes	8.6	7.8	7.3	0.8	0.5
Cost of goods sold	1.6	1.8	4.0	(0.2)	(2.2)
Total Operating Expenses	130.7	140.2	115.3	(9.5)	24.9
Net gain from asset sales	0.5	4.5	0.4	(4.0)	4.1
Operating Income	$115.2	$112.9	$ 91.0	$ 2.3	$21.9

Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	614.8	608.1	352.3	6.7	255.8
For Questar Gas	112.9	120.9	113.8	(8.0)	7.1
For other affiliated customers	9.3	9.2	16.0	0.1	(6.8)
Total Transportation	737.0	738.2	482.1	(1.2)	256.1
Transportation revenue (per dth)	$0.24	$0.23	$0.26	$0.01	($0.03)
Firm daily transportation demand at December 31, (including White River Hub of 1,020 Mdth and 1,005 Mdth in 2009 and 2008, respectively)	4,243	4,155	3,112	88.0	1,043
Natural gas processing
NGL sales (MMgal)	12.1	8.5	7.2	3.6	1.3
NGL sales price (per gal)	$0.92	$1.70	$1.19	($0.78)	$0.51

Revenues

Following is a summary of major changes in Questar Pipeline revenues for 2009 compared with 2008 and 2008 compared with 2007:

	Change
	2009 vs. 2008	2008 vs. 2007
	(in millions)
Transportation
New transportation contracts	$11.7	$51.0
Expiration of transportation contracts	(6.3)	(8.5)
Other	(4.6)	2.5
NGL sales	(3.2)	5.9
Energy services	(1.6)	(0.7)
Gas processing	(3.4)	(4.1)
Other	4.2	(3.4)
Increase (decrease)	($ 3.2)	$42.7

As of December 31, 2009, Questar Pipeline had firm-transportation contracts of 4,243 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,155 Mdth per day as of December 31, 2008 and 3,112 Mdth per day as of December 31, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline's 2008 firm-transport demand by 175 Mdth per day and revenues by $13.8 million compared to 2007. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar Overthrust Pipeline firm-transport demand by 750

Questar Pipeline Company 2009 10-K

Mdth per day and revenues by $31.2 million in 2008 compared to 2007. Questar Overthrust Pipeline completed a system expansion of its pipeline between Rock Springs and Wamsutter in December 2009 by adding a compressor at its existing Rocks Springs Station and constructing a new compressor station at Point of Rocks, midway between Rock Springs and Wamsutter. The Company has firm contracts for 300 Mdth per day that begin in the first quarter of 2010 and will utilize the expansion capacity.

Questar Gas is Questar Pipeline's largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017. The Rockies Express Pipeline has a lease on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on the Questar Overthrust Pipeline for 125 Mdth per day through 2019 and for 380 Mdth per day through 2020. In addition, Wyoming Interstate Company has three contracts on Questar Overthrust Pipeline for transportation from Wamsutter to the proposed Ruby Pipeline near Opal that ramp up to 548.5 Mdth per day by 2015. Two of the contracts start in the first quarter of 2010 and one starts in early 2011 with terms ranging from 10 to 12 years. Questar Overthrust Pipeline has filed with the FERC for authorization to construct a 43 mile, 36-inch pipeline loop of its system from Rock Springs west to its Cabin 31 facility to support the Wyoming Interstate Company contracts.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from three to eight years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for eight years.

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

NGL sales were 22% lower in 2009 compared to 2008 due to a 46% decrease in NGL prices offsetting a 42% increase in sales volume. NGL sales were 69% higher in 2008 over 2007 due primarily to a 43% increase in NGL prices and an 18% increase in sales volume.

Expenses

Operating and maintenance expenses increased by 8% to $40.1 million in 2009 compared to $37.1 million in 2008 and $33.0 million in 2007 as a result of system expansions and higher labor and service costs. General and administrative expenses decreased 2% to $36.1 million in 2009 compared with $36.8 million in 2008 and $36.0 million in 2007. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in 2009 and 2008 compared with $0.14 in 2007. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 4% in 2009 compared to 2008 and increased 22% in 2008 compared to 2007 due to investment in pipeline expansions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Impairment

There were no impairments in 2009. Charges for asset impairment amounted to $14.0 million in 2008. Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project. In the fourth quarter of 2008, Questar Pipeline also took a $3.4 million pre-tax charge for impairment of certain costs associated with the California segment of its Southern Trails Pipeline.

Interest and other income

Questar Pipeline’s interest and other income amounted to $2.5 million in 2009, compared to $10.6 million in 2008, and $2.4 million in 2007. The 2008 amount included $3.0 million from the expiration of an option agreement and $2.8 million from the collection of a note receivable that had been previously reserved in allowance for uncollectible accounts.

Income from unconsolidated affiliate

Questar Pipeline recognized income of $3.8 million in 2009 and $0.6 million in 2008 from its 50% investment in White River Hub that began operations in December 2008.

Questar Pipeline Company 2009 10-K

Interest expense

Interest expense decreased 10% in 2009 compared to 2008 as a result of lower commercial paper rates. In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes with an effective interest rate of 7.48% that matured in October 2009.

Income taxes

The effective combined federal and state income tax rate was 36.7% in 2009 compared with 36.5% in 2008 and 37.2% in 2007.

Investing Activities

Following is a summary of Questar Pipeline’s capital expenditures for 2009 and 2008 and a forecast for 2010:

	Year Ended December 31,
	2010 Forecast	2009	2008
	(in millions)
Cash capital expenditures		$100.8	$78.3
Change in capital expenditure accruals		(6.3)	12.4
Total capital expenditures	$161.4	$94.5	$90.7

Questar Overthrust Pipeline completed a 300 Mdth per day system expansion of its pipeline between Rock Springs and Wamsutter in December 2009 by adding a compressor at its Rock Springs Station and constructing the new Point of Rocks compressor station.

Credit Ratings

Questar issues commercial paper rated A-2 by Standard & Poor's Corporation and P-2 by Moody's Investors Services, to meet short-term financing requirements and may loan proceeds to Questar Pipeline. Questar maintains committed credit lines with banks to provide liquidity support. The table below sets forth credit ratings for Questar and Questar Pipeline. The outlook associated with each rating is deemed stable by each rating agency:

	Moody’s	Standard & Poor’s
Questar Pipeline	A3	BBB+
Questar commercial paper	P-2	A-2

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar Pipeline enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2009:

	Payments Due by Year
	Total	2010	2011	2012	2013	2014	After 2014
	(in millions)
Fixed-rate long-term debt	$460.2		$180.1				$280.1
Interest on fixed-rate long-term debt	149.3	$28.9	$23.3	$16.5	$16.5	$16.5	47.6
Operating leases	1.1	0.5	0.5	0.1
Total	$610.6	$29.4	$203.9	$16.6	$16.5	$16.5	$327.7

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

Revenue Recognition

Questar Pipeline and subsidiaries recognize revenues in the period that services are provided. The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. The Company may collect revenues subject to possible refunds and establish reserves pending final orders from the FERC.

Questar Pipeline Company 2009 10-K

Regulation

Questar Pipeline is regulated by the FERC. The FERC establishes rates for natural gas transportation and storage services. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The Company applies the regulatory accounting principles prescribed under ASC 980 "Regulated Operations" to the rate-regulated businesses. Under ASC 980, the Company records regulatory assets and liabilities that would not be recorded under U. S. general accepted accounting principles (GAAP) for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process.

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

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2009. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing and PacifiCorp.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company’s ability to borrow and the rates quoted by lenders can be adversely affected by the illiquid credit markets as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K. The Company had $461.2 million of fixed-rate long-term debt at December 31, 2009 and $451.8 million of fixed-rate long-term debt at December 31, 2008 with a fair value of $490.9 million in 2009 and fair value of $457.2 million in 2008. If interest rates had declined 10%, fair value would have increased to $501.0 million in 2009 and $468.9 million in 2008. The fair value calculations do not represent the cost to retire the debt securities. The Company also borrows funds on a short-term basis with variable interest rates.

Climate-Change Risk

Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse gas emissions. Rocky Mountain producers' ability to access and develop new natural gas reserves may be restricted by climate-change regulation, which may reduce the demand for transportation and storage services. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of greenhouse gases. The EPA has adopted final regulations for the measurement and reporting of greenhouse gases emitted from certain large facilities (25,000 tons/year of CO2 equivalent) beginning with operations in 2010. The first report is to be filed with the EPA by March 31, 2011. In addition, several of the states in which Questar Pipeline operates are considering various greenhouse gas registration and reduction programs. Carbon dioxide regulation could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for natural gas. While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar Pipeline's business, operations or financial results. It is uncertain whether Questar Pipeline's operations and properties, located in the Rocky Mountain region of the United States, are exposed to possible physical risks, such as severe weather patterns, due to climate change as a result of man-made greenhouse gases. However, management does not believe that such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

Questar Pipeline Company 2009 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm

17

Consolidated Statements of Income, three years ended December 31, 2009

18

Consolidated Balance Sheets at December 31, 2009 and 2008

19

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2009

20

Consolidated Statements of Cash Flows, three years ended December 31, 2009

22

Notes Accompanying the Consolidated Financial Statements

24

Financial Statement Schedule:

Valuation and Qualifying Accounts

31

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Questar Pipeline Company 2009 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

March 11, 2010

Questar Pipeline Company 2009 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2009	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$170.1	$173.7	$127.7
From affiliated companies	75.3	74.9	78.2
TOTAL REVENUES	245.4	248.6	205.9

OPERATING EXPENSES
Operating and maintenance	40.1	37.1	33.0
General and administrative	36.1	36.8	36.0
Depreciation and amortization	44.3	42.7	35.0
Impairment		14.0
Other taxes	8.6	7.8	7.3
Cost of goods sold (excluding operating expenses shown separately)	1.6	1.8	4.0
TOTAL OPERATING EXPENSES	130.7	140.2	115.3
Net gain from asset sales	0.5	4.5	0.4
OPERATING INCOME	115.2	112.9	91.0
Interest and other income	2.5	10.6	2.4
Income from unconsolidated affiliate	3.8	0.6
Interest expense	(29.5)	(32.7)	(21.7)
INCOME BEFORE INCOME TAXES	92.0	91.4	71.7
Income taxes	(33.8)	(33.4)	(26.7)
NET INCOME	$ 58.2	$ 58.0	$ 45.0

See notes accompanying the consolidated financial statements

Questar Pipeline Company 2009 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 3.8	$ 1.8
Notes receivable from Questar	42.7	40.6
Federal income taxes receivable	1.7
Accounts receivable, net	17.1	20.5
Accounts receivable from affiliates	16.2	17.2
Materials and supplies, at lower of average cost or market	6.0	6.2
Prepaid expenses and other	4.2	3.2
Deferred income taxes – current	0.7	0.7
Total Current Assets	92.4	90.2

Property, Plant and Equipment
Transportation	1,152.8	1,103.9
Storage	274.8	269.0
Processing	22.6	9.9
General and intangible	62.1	56.2
Construction work in progress	77.5	68.7
Total Property, Plant and Equipment	1,589.8	1,507.7
Accumulated depreciation and amortization	(502.5)	(471.4)
Net Property, Plant and Equipment	1,087.3	1,036.3

Investment in unconsolidated affiliate	28.1	27.6
Goodwill	4.2	4.2
Regulatory and other noncurrent assets	11.8	17.9
TOTAL ASSETS	$1,223.8	$1,176.2

Questar Pipeline Company 2009 10-K

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 0.2	$ 0.2
Accounts payable and accrued expenses	29.1	42.3
Accounts payable to affiliates	2.8	3.1
Federal income taxes		2.8
Regulatory liabilities	3.5
Interest	2.4	2.4
Current portion of long-term debt		42.0
Total Current Liabilities	38.0	92.8

Long-term debt, less current portion	461.2	409.8
Deferred income taxes	162.4	136.1
Other long-term liabilities	15.1	21.8
Commitments and contingencies – Note 7

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	342.7	341.6
Retained earnings	197.8	167.5
Total Common Shareholder’s Equity	547.1	515.7
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,223.8	$1,176.2

See notes accompanying the consolidated financial statements

Questar Pipeline Company 2009 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings
	(in millions)
Balance at January 1, 2007	$6.6	$165.3	$118.0
Equity contribution		175.0
2007 net income			45.0
Dividends paid			(26.5)
Share-based compensation		0.6
Balance at December 31, 2007	6.6	340.9	136.5
2008 net income			58.0
Dividends paid			(27.0)
Share-based compensation		0.7
Balance at December 31, 2008	6.6	341.6	167.5
2009 net income			58.2
Dividends paid			(27.9)
Share-based compensation		1.1
Balance at December 31, 2009	$6.6	$342.7	$197.8

See notes accompanying the consolidated financial statements

Questar Pipeline Company 2009 10-K

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 58.2	$ 58.0	$ 45.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	47.1	45.2	36.9
Deferred income taxes	26.3	10.7	7.2
Share-based compensation	1.1	0.7	0.6
Impairment		14.0
Net (gain) from asset sales	(0.5)	(4.5)	(0.4)
(Income) from unconsolidated affiliate	(3.8)	(0.6)
Distributions from unconsolidated affiliate	3.3
Other		(3.0)
Changes in operating assets and liabilities
Accounts receivable	4.4	(11.0)	2.3
Materials and supplies	0.2	0.2	13.0
Prepaid expenses	(0.9)	(0.2)	0.1
Accounts payable and accrued expenses	(10.4)	(7.5)	5.2
Federal income taxes	(4.5)	(1.8)	5.3
Regulatory assets, liabilities and other	2.4	(3.5)	(4.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	122.9	96.7	111.0

INVESTING ACTIVITIES
Property, plant and equipment	(100.8)	(51.3)	(318.5)
Other investing activities		(27.0)
Total Capital Expenditures	(100.8)	(78.3)	(318.5)
Cash used in asset dispositions	(0.4)	(0.3)	(0.7)
Proceeds from asset dispositions	1.5	25.9	6.7
Affiliated-company property, plant and equipment transfers	(0.1)	(0.5)	1.9
Other	0.1	1.1	1.4
NET CASH USED IN INVESTING ACTIVITIES	(99.7)	(52.1)	(309.2)

FINANCING ACTIVITIES
Equity contribution			175.0
Long-term debt issued, net of issuance costs	50.8	198.1
Long-term debt repaid	(42.0)	(58.3)
Change in notes receivable from Questar	(2.1)	(26.5)	(5.6)
Change in notes payable to Questar		(136.7)	60.1
Dividends paid	(27.9)	(27.0)	(26.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21.2)	(50.4)	203.0
Change in cash and cash equivalents	2.0	(5.8)	4.8

Questar Pipeline Company 2009 10-K

Beginning cash and cash equivalents	1.8	7.6	2.8
Ending cash and cash equivalents	$ 3.8	$ 1.8	$ 7.6

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$29.3	$31.3	$28.0
Income taxes	12.4	24.3	15.1

See notes accompanying the consolidated financial statements

Questar Pipeline Company 2009 10-K

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

Accounting Standards References

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. generally accepted accounting principles (GAAP) into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and revisions to standards are designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

Principles of Consolidation

The consolidated financial statements contain the accounts of Questar Pipeline and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates

Questar Pipeline uses the equity method to account for investment in unconsolidated affiliate where it does not have control, but has significant influence. The investment in the unconsolidated affiliate on the Company's Consolidated Balance Sheets equals the Company's proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

The principal unconsolidated affiliate and the Company's ownership percentage as of December 31, 2009, was White River Hub, LLC, a limited liability company (50%) engaged in interstate natural gas transportation.

Use of Estimates

The preparation of consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

Questar Pipeline and subsidiaries recognize revenues in the period that services are provided. The straight fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas-transportation and storage operations. The Company may collect revenues subject to possible refunds and establish reserves pending final orders from the FERC.

Regulation

Questar Pipeline is regulated by the FERC. The FERC establishes rates for natural gas transportation and storage services. The FERC also regulates, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The Company applies the regulatory accounting principles prescribed under ASC 980 "Regulated Operations" to the rate-regulated businesses. Under ASC 980, the Company records regulatory assets and liabilities that would not be recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process. See Note 6 for a description and comparison of regulatory assets and liabilities as of December 31, 2009 and 2008.

Questar Pipeline Company 2009 10-K

Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Notes Receivable from or Payable to Questar

Notes receivable from or payable to Questar represent interest bearing demand notes for cash loaned to or borrowed from Questar until needed in operations. The funds are centrally managed by Questar. Amounts loaned to Questar earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment

Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred with the exception of compressor maintenance costs, which are capitalized and depreciated based on hours of usage in accordance with ASC 360-10-25-5.

Depreciation and Amortization

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. Major categories of fixed assets in the gas transportation and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Average depreciation and amortization rates for the year ended December 31, were 3.5% in 2009, 3.7% in 2008, and 3.4% in 2007.

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

Capitalized Interest and Allowance for Funds Used During Construction

The FERC requires the capitalization of allowance for funds used during construction (AFUDC) during the construction period of rate-regulated plant and equipment. AFUDC on equity funds amounted to $0.7 million in 2009, 2008 and 2007 and increased interest and other income in the Consolidated Statements of Income. Interest expense was reduced for AFUDC on debt funds by $0.9 million in 2009, $0.4 million in 2008, and $7.3 million in 2007.

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

Asset Retirement Obligations

Questar Pipeline records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company excavate and dispose of the assets. If recording an ARO is warranted, the fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated

Questar Pipeline Company 2009 10-K

Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. The ARO liability balance was $3.9 million at December 31, 2009, and $3.7 million at December 31, 2008, and is included with other long-term liabilities.

Income Taxes

Questar and its subsidiaries file a consolidated federal income tax return. Questar Pipeline accounts for income tax expense on a separate return basis and records tax benefits as they are generated. Deferred income taxes are provided for the temporary timing differences arising between the book- and tax-carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Pipeline uses the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

ASC 740 "Income Taxes" specifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month periods ended December 31, 2009, 2008 and 2007. Income tax returns for 2006 and subsequent years are subject to examination.

Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP), including certain officers and employees of Questar Pipeline. Since January 1, 2006, the fair value of stock options is expensed during the vesting period. Questar uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. The granting of restricted shares results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 8 for further discussion on share-based compensation.

Reclassifications

Certain reclassifications were made to prior-year consolidated financial statements to conform with the 2009 presentation.

All dollar amounts in this annual report on Form 10-K are in millions, except where otherwise noted.

Note 2 – Impairment

Questar Pipeline impairment expense amounted to $14.0 million in 2008. Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project. In the fourth quarter of 2008, Questar Pipeline also took a $3.4 million pre-tax charge for impairment of certain costs associated with the California segment of its Southern Trails Pipeline. There were no impairments at Questar Pipeline in 2009 or 2007.

Note 3 – Fair Value Measures

Beginning in 2008, Questar Pipeline adopted the effective provisions of ASC 820 "Fair Value Measurements and Disclosures." ASC 820 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar Pipeline adopted, without material impact on the consolidated financial statements, the delayed provisions of ASC 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Questar Pipeline did not have any assets or liabilities measured at fair value on a non-recurring basis at December 31, 2009. The following table discloses carrying value and fair value of Questar Pipeline’s financial instruments:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	December 31, 2009		December 31, 2008
(in millions)
Financial assets
Cash and cash equivalents	$3.8	$3.8	$ 1.8	$ 1.8

Questar Pipeline Company 2009 10-K

Notes receivable from Questar	42.7	42.7	40.6	40.6
Financial liabilities
Notes payable to Questar	0.2	0.2	0.2	0.2
Long-term debt	461.2	490.9	451.8	457.2

The carrying amounts of cash and cash equivalents, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of future cash flows using the Company's current borrowing rates. The borrowing rates are credit-risk adjusted.

Note 4 – Debt

Questar makes loans to Questar Pipeline under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $0.2 million at December 31, 2009 with an interest rate of 0.66% and $0.2 million at December 31, 2008 with an interest rate of 3.39%.

In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Questar Pipeline’s long-term debt before unamortized debt discounts and premiums amounted to $460.2 million consisting of fixed-rate notes with interest rates ranging from 5.83% to 7.55%, due 2011 to 2018. The unamortized debt premium (net of discount) amounted to $1.0 million at December 31, 2009 and the unamortized debt discount amounted to $0.4 million at December 31, 2008. Maturities of long-term debt in the next five years include $180.0 million due in 2011. All notes are unsecured obligations and rank equally with all other unsecured liabilities. Covenants for these debt obligations do not restrict dividend payments.

Note 5 – Income Taxes

Details of Questar Pipeline’s income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Federal
Current	$ 6.1	$20.2	$17.9
Deferred	25.3	10.6	6.6
State
Current	1.3	2.5	1.4
Deferred	1.1	0.1	0.8
Total income tax expense	$33.8	$33.4	$26.7

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	1.7	1.9	1.9
Other		(0.4)	0.3
Effective income tax rate	36.7%	36.5%	37.2%

Significant components of the Company’s deferred income taxes were as follows:

Questar Pipeline Company 2009 10-K

	December 31,
	2009	2008
	(in millions)
Deferred income taxes - liability
Property, plant and equipment	$161.9	$135.4
Employee benefits and compensation costs	0.5	0.7
Total deferred income taxes liability	$162.4	$136.1
Deferred income taxes – current asset	$ 0.7	$ 0.7

Note 6 – Rate Regulation

Following is a description of the Company’s regulatory assets and liabilities. Questar Pipeline recovers these costs but does not generally receive a return on these assets:

•

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately seven years as of December 31, 2008.

•

Questar Pipeline is allowed to recover certain deferred taxes from customers over the life of the related property, plant and equipment.

•

Questar Pipeline has regulatory assets and liabilities for gas imbalances, fuel over or under recovered and sharing interruptible revenues with customers.

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges. Regulatory assets are included with regulatory and other noncurrent assets and regulatory liabilities are included with other long-term liabilities in the Consolidated Balance Sheets. A list of long-term regulatory assets and liabilities follows:

	December 31,
Current regulatory liabilities	2009	2008
	(in millions)
Gas imbalance	$3.2
Other	0.3
Total	$3.5	$ -

	December 31,
Long-term regulatory assets	2009	2008
	(in millions)
Cost of reacquired debt	$4.2	$4.7
Income taxes recoverable from customers	1.9	2.2
Other	1.4	1.3
Total	$7.5	$8.2

	December 31,
Long-term regulatory liabilities	2009	2008
	(in millions)
Postretirement medical	$6.2	$5.8
Total	$6.2	$5.8

Note 7 – Commitments and Contingencies

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies

Questar Pipeline Company 2009 10-K

reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Note 8 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers and employees of Questar Pipeline under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. Share-based compensation expense amounted to $1.1 million in 2009 compared with $0.7 million in 2008 and $0.6 million in 2007.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

2009
Input Variables
Fair value of options at grant date	$35.38
Risk-free interest rate	1.78%
Expected price volatility	28.1%
Expected dividend yield	1.39%
Expected life in years	5.0

There were 55,000 unvested stock options at December 31, 2009. Stock-option transactions under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2007	167,170	$10.69 – $24.33	$19.32
Exercised	(4,670)	11.48 – 13.56	13.26
Employee transfer	(36,000)	10.69	10.69
Balance at December 31, 2007	126,500	11.48 – 24.33	22.00
Exercised	(27,852)	8.50 – 13.56	11.37
Employee transfer	102,820	7.50 – 14.01	12.55
Balance at December 31, 2008	201,468	7.50 – 24.33	18.65
Granted	55,000	35.38	35.38
Exercised	(23,528)	8.50 – 13.56	11.27
Employee transfer	12,500	11.48 – 13.56	12.81
Balance at December 31, 2009	245,440	$ 7.50 – $35.38	$22.81

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2009	Weighted-average exercise price	Number unvested at Dec. 31, 2009	Weighted- average exercise price
$ 7.50 – $14.01	90,440	2.2	$13.47	90,440	$13.47
24.33 – 35.38	155,000	5.4	28.25	100,000	24.33	55,000	$35.38
$ 7.50 – $35.38	245,440	4.2	$22.81	190,440	$19.17	55,000	$35.38

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2009, was 14 months. Transactions involving restricted shares under the terms of the LTSIP for the three years ended December 31, 2009, are summarized below:

Questar Pipeline Company 2009 10-K

	Shares	Price Range	Weighted- average Price
Balance at January 1, 2007	36,482	$17.45 - $36.75	$27.46
Granted	11,200	41.08 – 50.30	41.90
Distributed	(10,538)	17.45 – 25.50	23.44
Balance at December 31, 2007	37,144	17.45 – 50.30	32.95
Granted	16,000	53.83	53.83
Distributed	(15,660)	17.45 – 41.08	28.73
Employee transfer	4,532	17.45 – 36.75	26.11
Balance at December 31, 2008	42,016	24.33 – 53.83	41.74
Granted	19,550	35.38	35.38
Distributed	(25,556)	24.33 – 53.83	33.98
Forfeited	(1,000)	53.83	53.83
Employee transfer	2,898	25.50 – 53.83	46.47
Balance at December 31, 2009	37,908	$35.38 – $53.83	$43.73

Note 9 – Employee Benefits

Pension Plan

Most Questar Pipeline employees are covered by Questar’s defined-benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period interval during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined-benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $3.8 million in 2009 and $2.5 million in 2008 and 2007.

Questar Pipeline’s portion of plan assets and benefit obligations cannot be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2009 and 2008, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Questar Pipeline employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. Expense amounted to $0.3 million in 2009 compared with earnings on investments exceeding costs by $0.3 million in 2008 and $0.2 million in 2007.

The Company’s portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2009 and 2008, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Questar Pipeline participates in Questar’s Employee Investment Plan (EIP). The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 80% of employees’ pre-tax purchases up to a maximum of 6% of employee-qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. For the year ended December 31, the Company’s expense equaled its matching contribution of $1.1 million in 2009, $1.0 million in 2008 and $0.8 million in 2007.

Questar Pipeline Company 2009 10-K

Note 10 – Equity Contribution

In 2007, Questar Pipeline received $175.0 million of common equity from Questar and used the proceeds to repay $175.0 million of notes payable due to Questar.

Note 11 – Related Party Transactions

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $72.1 million in 2009, $71.9 million in 2008 and $74.8 million in 2007. The Company also received revenues from other affiliated companies totaling $3.2 million in 2009, $3.0 million in 2008 and $3.4 million in 2007.

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at its cost of $20.4 million in 2009, $21.5 million in 2008 and $22.5 million in 2007. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The Company was charged for its allocated portion of these services that totaled $4.1 million in 2009, $2.7 million in 2008 and $4.0 million in 2007. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar Pipeline has a lease with an option for renewal with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.8 million in 2009, 2008 and 2007. The annual lease payment will be $0.8 million annually in 2010 through 2011.

Questar Pipeline borrowed cash from Questar and incurred interest expense of zero in 2009, $0.3 million in 2008 and $6.8 million in 2007. Questar Pipeline loaned excess funds to Questar and earned interest income of $0.5 million in 2009, $3.2 million in 2008 and $0.6 million in 2007.

Financial Statement Schedule:

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column D
Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
(in millions)
Year Ended December 31, 2009
Allowance for bad debts	$0.4	($0.1)	$0.3
Year Ended December 31, 2008
Allowance for bad debts	0.4	$0.4
Allowance for notes receivable	2.8	($2.8)
Year Ended December 31, 2007
Allowance for bad debts	0.4	(0.1)	0.1	0.4
Allowance for notes receivable	3.1	(0.3)	2.8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

Questar Pipeline Company 2009 10-K

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on such evaluation, such officers have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Questar Pipeline’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. Management believes that the Company’s internal control over financial reporting as of December 31, 2009, is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE (Omitted).

ITEM 11.  EXECUTIVE COMPENSATION (Omitted).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Omitted).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Omitted).

The Company, as a wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in Part III, Items 10-13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group.

	2009	2008
Audit Fees:	$1,217,596	$1,309,254
Questar Pipeline Portion	283,983	302,454
Audit Related Fees	106,221	100,000
Questar Pipeline Portion	14,184	12,199

Questar Pipeline Company 2009 10-K

Tax Fees	8,000	3,570
Questar Pipeline Portion	422	467
All Other Fees	194,027	237,879
Questar Pipeline Portion	44,864	-

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

10.2*

Purchase Agreement, dated September 8, 2009, by and among Questar Pipeline Company and Barclays Capital Inc. and SunTrust Robinson Humphrey. (Exhibit 1.1 to Current Report on Form 8-K filed September 8, 2009.)

12.

Ratio of Earnings to Fixed Charges

23.1.

Consent of Independent Registered Public Accounting Firm.

24.

Power of Attorney.

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Pipeline Company Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley and Richard J. Doleshek, Questar Pipeline Company President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

Questar Pipeline Company 2009 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2010.

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

/s/Richard J. Doleshek

Executive Vice President &

Richard J. Doleshek

Chief Financial Officer

(Principal Financial Officer)

/s/D. M. Curtis

Vice President & Controller

D. M. Curtis

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*R. Allan Bradley

President & Chief Executive Officer, Director

*L. Richard Flury

Director

*Robert E. McKee III

Director

*Gary G. Michael

Director

*Bruce A. Williamson

Director

March 11, 2010

*By /s/R. Allan Bradley

       Date

R. Allan Bradley, Attorney in Fact

Questar Pipeline Company 2009 10-K

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

10.2*

Purchase Agreement, dated September 8, 2009, by and among Questar Pipeline Company and Barclays Capital Inc. and SunTrust Robinson Humphrey. (Exhibit 1.1 to Current Report on Form 8-K filed September 8, 2009.)

12.

Ratio of Earnings to Fixed Charges

23.1.

Consent of Independent Registered Public Accounting Firm.

24.

Power of Attorney.

31.1.

Certification signed by R. Allan Bradley, Questar Pipeline Company President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Pipeline Company Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley and Richard J. Doleshek, Questar Pipeline Company President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The documents listed here have not been formally amended to refer to the Company’s current name. They still refer to the Company as Mountain Fuel Resources, Inc.

2Wells Fargo Bank, N.A., serves as the successor trustee.

Questar Pipeline Company 2009 10-K

35