Form 10-Q
period 2010-03-31
QUESTAR PIPELINE CO
filed 2010-05-07
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Yes [   ] No [X]

At April 30, 2010, there were 6,550,843 shares of the registrant’s common stock, $1.00 par value, outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended March 31, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

  March 31, 2010 and 2009

3

Condensed Consolidated Balance Sheets as of March 31, 2010

  and December 31, 2009

4

Condensed Consolidated Statements of Cash Flows for the three months ended

  March 31, 2010 and 2009

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

9

SIGNATURES

10

Questar Pipeline 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,
	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$47.0	$40.7
From affiliated companies	19.5	19.1
Total Revenues	66.5	59.8

OPERATING EXPENSES
Operating and maintenance	7.8	8.1
General and administrative	10.6	8.6
Depreciation and amortization	11.8	10.8
Other taxes	2.4	2.3
Cost of goods sold (excluding operating expenses shown separately)	0.5	0.8
Total Operating Expenses	33.1	30.6
Net gain from asset sales	0.1	0.1
OPERATING INCOME	33.5	29.3
Interest and other income	0.1	0.3
Income from unconsolidated affiliate	1.0	1.0
Interest expense	(7.4)	(7.4)
INCOME BEFORE INCOME TAXES	27.2	23.2
Income taxes	(10.0)	(8.5)
NET INCOME	$17.2	$14.7

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2010 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 3.8
Notes receivable from Questar	$ 69.6	42.7
Accounts receivable, net	17.5	18.8
Accounts receivable from affiliates	15.5	16.2
Materials and supplies	6.3	6.0
Prepaid expenses and other	3.6	4.2
Deferred income taxes – current	0.7	0.7
Total Current Assets	113.2	92.4
Property, Plant and Equipment	1,606.8	1,589.8
Accumulated depreciation and amortization	(514.0)	(502.5)
Net Property, Plant and Equipment	1,092.8	1,087.3
Investment in unconsolidated affiliate	28.3	28.1
Goodwill	4.2	4.2
Regulatory and other noncurrent assets	11.0	11.8
TOTAL ASSETS	$1,249.5	$1,223.8

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar		$ 0.2
Accounts payable and accrued expenses	$ 48.3	35.0
Accounts payable to affiliates	3.8	2.8
Total Current Liabilities	52.1	38.0
Long-term debt	461.2	461.2
Deferred income taxes	164.0	162.4
Other long-term liabilities	14.9	15.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6
Additional paid-in capital	343.0	342.7
Retained earnings	207.7	197.8
Total Common Shareholder’s Equity	557.3	547.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,249.5	$1,223.8

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2010 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended Mar. 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$17.2	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.4	11.4
Deferred income taxes	1.6	5.1
Share-based compensation	0.3	0.2
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(1.0)	(1.0)
Distribution from unconsolidated affiliate	0.8
Changes in operating assets and liabilities	16.8	8.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	48.0	39.0

INVESTING ACTIVITIES
Property, plant and equipment	(17.3)	(25.5)
Cash used in asset dispositions	(0.1)
Proceeds from asset dispositions		1.1
NET CASH USED IN INVESTING ACTIVITIES	(17.4)	(24.4)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(26.9)	(12.8)
Change in notes payable to Questar	(0.2)
Checks outstanding in excess of cash balances		3.3
Dividends paid	(7.3)	(6.9)
NET CASH USED IN FINANCING ACTIVITIES	(34.4)	(16.4)
Change in cash and cash equivalents	(3.8)	(1.8)
Beginning cash and cash equivalents	3.8	1.8
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2010 Form 10-Q

QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Pipeline Company (Questar Pipeline or the Company) is a wholly owned subsidiary of Questar Corporation (Questar). The Company is an interstate pipeline company that provides natural gas transportation and underground-storage services in the Rocky Mountain states of Utah, Wyoming and Colorado. As a “natural gas company” under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the Federal Energy Regulatory Commission (FERC) as to rates and charges for transportation and storage of natural gas in interstate commerce, construction of new facilities, and extensions or abandonments of service and facilities, accounting and other activities. Questar Transportation Services Company, a wholly owned subsidiary of Questar Pipeline, provides gathering, processing and treatment services.

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

Questar Pipeline uses the equity method to account for its investment in unconsolidated affiliate where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s only unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Fair Value Measurements

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	March 31, 2010		December 31, 2009
(in millions)
Financial assets
Cash and cash equivalents			$ 3.8	$ 3.8
Notes receivable from Questar	$69.6	$69.6	42.7	42.7

Questar Pipeline 2010 Form 10-Q

Financial liabilities
Notes payable to Questar			0.2	0.2
Long-term debt	461.2	498.0	461.2	490.9

The carrying amount of cash and cash equivalents, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

Note 4 - Questar Considering Spinoff of Market Resources Excluding Wexpro

On April 21, 2010, Questar Corporation announced it is considering a possible tax-free spinoff of Market Resources and its subsidiaries excluding Wexpro. After the spinoff, Questar Corporation would remain an integrated natural gas company comprised of subsidiaries Wexpro, Questar Pipeline, and Questar Gas. On April 28, 2010, the Internal Revenue Service, in a private letter ruling, confirmed that the proposed spinoff would be a tax-free transaction. Receipt of the referenced private letter ruling is among several precedent conditions to consummation of the proposed spin transaction, including board approval. Subject to those precedent conditions, the spinoff transaction may occur in the second half of 2010.

On April 22, 2010, Moody's Investors Service affirmed its A3 rating of long-term debt issued by Questar Pipeline and Standard & Poor’s placed the BBB+ ratings of long-term debt issued by Questar Pipeline on CreditWatch with positive implications. Moody’s affirmed its P-2 rating of Questar’s short-term debt and Standard & Poor’s placed its A-2 rating on Questar’s short-term debt on CreditWatch with positive implications.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar Pipeline's financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the quarters ended March 31, 2010, and 2009. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar Pipeline's 2009 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2010 net income of $17.2 million compared with $14.7 million in 2009, a 17% increase. Operating income increased $4.2 million, or 14%, in the first quarter 2010-to-2009 comparison due primarily to higher transportation and NGL sales. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended March 31,
	2010	2009	Change
	(in millions)
Operating Income
Revenues
Transportation	$47.0	$42.7	$4.3
Storage	9.5	9.6	(0.1)
NGL sales	5.1	1.8	3.3
Energy services	3.4	4.0	(0.6)
Gas processing	0.5	0.9	(0.4)
Other	1.0	0.8	0.2
Total Revenues	66.5	59.8	6.7
Operating expenses
Operating and maintenance	7.8	8.1	(0.3)
General and administrative	10.6	8.6	2.0
Depreciation and amortization	11.8	10.8	1.0
Other taxes	2.4	2.3	0.1

Questar Pipeline 2010 Form 10-Q

Cost of goods sold	0.5	0.8	(0.3)
Total Operating Expenses	33.1	30.6	2.5
Net gain from asset sales	0.1	0.1
Operating Income	$33.5	$29.3	$4.2
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	154.2	153.9	0.3
For Questar Gas	44.0	44.4	(0.4)
For other affiliated customers	1.5	1.2	0.3
Total Transportation	199.7	199.5	0.2
Transportation revenue (per dth)	$0.24	$0.21	$0.03
Firm daily transportation demand at March 31, (including White River Hub of 1,020 in 2010 and 1,005 in 2009) in Mdth	4,683	4,219	464
Natural gas processing
NGL sales (MMgal)	3.4	3.0	0.4
NGL sales price (per gal)	$1.49	$0.59	$0.90

Revenues

As of March 31, 2010, Questar Pipeline had firm-transportation contracts of 4,683 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,219 Mdth per day as of March 31, 2009. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues was due primarily to an expansion of the Overthrust Pipeline system that was completed in the fourth quarter of 2009. The Company has long-term firm-transportation contracts of 460 Mdth per day associated with this expansion.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from three to nine years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for eight years.

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

NGL sales were 183% higher in 2010 over 2009 due to a 153% increase in NGL prices and a 13% increase in sales volume. Volumes increased from a processing plant that was completed in 2009 near Price, Utah.

Expenses

Operating and maintenance expenses decreased by 4% to $7.8 million in the first quarter of 2010 compared to $8.1 million in the first quarter of 2009. The decrease was due to lower maintenance costs. General and administrative expenses increased by 23% to $10.6 million in the first quarter of 2010 due to higher overhead costs. Operating, maintenance, general and administrative expenses per dth transported increased to $0.09 in the first quarter of 2010 compared with $0.08 in the first quarter of 2009 because transportation volumes were flat and costs increased 10%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense was up 9% in the first quarter of 2010 compared to the first quarter of 2009 because of plant placed in service in the fourth quarter of 2009.

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

Questar Pipeline 2010 Form 10-Q

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Questar Pipeline 2010 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

May 7, 2010

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

May 7, 2010

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

Questar Pipeline 2010 Form 10-Q

10