Form 10-Q
period 2010-06-30
QUESTAR PIPELINE CO
filed 2010-08-10
CIK 764044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Yes [   ] No [X]

At July 31, 2010, there were 6,550,843 shares of the registrant’s common stock, $1.00 par value, outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Pipeline Company

Form 10-Q for the Quarter Ended June 30, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three, six and twelve months ended

  June 30, 2010 and June 30, 2009

3

Condensed Consolidated Balance Sheets as of June 30, 2010, June 30, 2009

  and December 31, 2009

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2010 and June 30, 2009

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

7

ITEM 4.

CONTROLS AND PROCEDURES

9

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

9

ITEM 6.

EXHIBITS

10

SIGNATURES

10

Questar Pipeline 2010 Form 10-Q

ITEM 1. FINANCIAL STATEMENTS.

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
REVENUES
From unaffiliated customers (recast)	$48.2	$43.7	$95.9	$85.0	$184.1	$172.3
From affiliated companies (recast)	18.5	17.6	37.3	36.1	73.4	71.2
Total Revenues	66.7	61.3	133.2	121.1	257.5	243.5

OPERATING EXPENSES
Operating and maintenance	10.3	9.6	18.1	17.7	40.5	37.2
General and administrative	10.4	8.7	21.0	17.3	39.8	34.6
Depreciation and amortization	11.8	10.9	23.6	21.7	46.2	43.1
Impairment	-	-	-	-	-	3.4
Other taxes	2.4	2.1	4.8	4.4	9.0	7.9
Cost of goods sold (excluding operating expenses shown separately)	0.5	0.3	1.0	1.1	1.5	2.1
Total Operating Expenses	35.4	31.6	68.5	62.2	137.0	128.3
Net gain from asset sales	-	0.2	0.1	0.3	0.3	0.8
OPERATING INCOME	31.3	29.9	64.8	59.2	120.8	116.0
Interest and other income	0.2	0.3	0.3	0.6	2.2	6.0
Income from unconsolidated affiliate	0.9	0.9	1.9	1.9	3.8	2.5
Interest expense	(7.3)	(7.4)	(14.7)	(14.8)	(29.4)	(31.2)
INCOME BEFORE INCOME TAXES	25.1	23.7	52.3	46.9	97.4	93.3
Income taxes	(9.2)	(8.7)	(19.2)	(17.2)	(35.8)	(34.2)
NET INCOME	$15.9	$15.0	$33.1	$29.7	$ 61.6	$ 59.1

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2010 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2010	June 30, 2009	December 31, 2009
	(Unaudited)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.5	$ 0.4	$ 3.8
Notes receivable from Questar	49.5	37.6	42.7
Accounts receivable, net	16.8	15.8	18.8
Accounts receivable from affiliates	15.1	16.4	16.2
Inventories	7.2	6.4	6.0
Prepaid expenses and other	4.7	3.1	4.2
Deferred income taxes – current	0.7	0.7	0.7
Total Current Assets	94.5	80.4	92.4
Property, Plant and Equipment	1,633.2	1,539.8	1,589.8
Accumulated depreciation and amortization	(525.5)	(490.5)	(502.5)
Net Property, Plant and Equipment	1,107.7	1,049.3	1,087.3
Investment in unconsolidated affiliate	28.2	28.9	28.1
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	10.4	15.2	11.8
TOTAL ASSETS	$1,245.0	$1,178.0	$1,223.8

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ -	$ 0.2	$ 0.2
Accounts payable and accrued expenses	33.8	23.4	35.0
Accounts payable to affiliates	2.9	3.0	2.8
Current portion of long-term debt	100.0	42.0	-
Total Current Liabilities	136.7	68.6	38.0
Long-term debt, less current portion	361.1	409.8	461.2
Deferred income taxes	165.5	147.6	162.4
Other long-term liabilities	15.4	19.8	15.1

COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	343.3	342.1	342.7
Retained earnings	216.4	183.5	197.8
Total Common Shareholder’s Equity	566.3	532.2	547.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,245.0	$1,178.0	$1,223.8

See notes accompanying the condensed consolidated financial statements

Questar Pipeline 2010 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	6 Months Ended June 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$ 33.1	$ 29.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.9	23.1
Deferred income taxes	3.1	11.5
Share-based compensation	0.6	0.5
Net (gain) from asset sales	(0.1)	(0.3)
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distributions from unconsolidated affiliate	1.8	0.6
Changes in operating assets and liabilities	5.5	(6.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67.0	57.1

INVESTING ACTIVITIES
Property, plant and equipment	(48.7)	(49.1)
Cash used in asset dispositions	(0.2)	(0.1)
Proceeds from asset dispositions and other	0.1	1.4
NET CASH USED IN INVESTING ACTIVITIES	(48.8)	(47.8)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(6.8)	3.0
Change in notes payable to Questar	(0.2)	-
Dividends paid	(14.5)	(13.7)
NET CASH USED IN FINANCING ACTIVITIES	(21.5)	(10.7)
Change in cash and cash equivalents	(3.3)	(1.4)
Beginning cash and cash equivalents	3.8	1.8
Ending cash and cash equivalents	$ 0.5	$ 0.4

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

Questar Pipeline uses the equity method to account for its investment in its unconsolidated affiliate where it does not have control, but has significant influence. Generally, investment in its unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is Questar Pipeline’s only unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Effective June 30, 2010, Questar spun off its subsidiary QEP Resources, Inc. (QEP—formerly Questar Market Resources) to Questar shareholders. Information in this Quarterly Report on Form 10-Q presents transactions with QEP as unaffiliated activity in all periods presented.

All dollar amounts in this Quarterly Report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Fair Value Measurements

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q:

Questar Pipeline 2010 Form 10-Q

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2010		June 30, 2009		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.5	$ 0.5	$ 0.4	$ 0.4	$ 3.8	$ 3.8
Notes receivable from Questar	49.5	49.5	37.6	37.6	42.7	42.7
Financial liabilities
Notes payable to Questar	-	-	0.2	0.2	0.2	0.2
Long-term debt	461.1	490.1	451.8	466.4	461.2	490.9

The carrying amounts of cash and cash equivalents, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar Pipeline's financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2010, and June 30, 2009. Information for 2009 was recast to show the effect of the spinoff of QEP. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar Pipeline's 2009 Form 10-K.

RESULTS OF OPERATIONS

Questar Pipeline reported second quarter 2010 net income of $15.9 million compared with $15.0 million in 2009, a 6% increase. Net income for the first half of 2010 was $33.1 million compared with $29.7 million for the first half of 2009. Questar Pipeline earned $61.6 million in the 12 months ended June 30, 2010, compared to $59.1 million in the 12 months ended June 30, 2009. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Transportation	$47.4	$43.3	$4.1	$94.4	$86.0	$8.4	$181.6	$171.0	$10.6
Storage	9.3	9.8	(0.5)	18.9	19.9	(1.0)	38.4	39.9	(1.5)
NGL sales - transmission	2.5	2.1	0.4	4.4	3.8	0.6	7.6	10.8	(3.2)
NGL sales - field services	3.0	0.1	2.9	6.2	0.2	6.0	10.2	0.2	10.0
Energy services	3.7	3.2	0.5	7.1	7.2	(0.1)	13.6	14.7	(1.1)
Other	0.8	2.8	(2.0)	2.2	4.0	(1.8)	6.1	6.9	(0.8)
Total Revenues	66.7	61.3	5.4	133.2	121.1	12.1	257.5	243.5	14.0
Operating expenses
Operating and maintenance	10.3	9.6	0.7	18.1	17.7	0.4	40.5	37.2	3.3
General and administrative	10.4	8.7	1.7	21.0	17.3	3.7	39.8	34.6	5.2
Depreciation and amortization	11.8	10.9	0.9	23.6	21.7	1.9	46.2	43.1	3.1
Asset impairment	-	-	-	-	-	-	-	3.4	(3.4)
Other taxes	2.4	2.1	0.3	4.8	4.4	0.4	9.0	7.9	1.1
Cost of sales	0.5	0.3	0.2	1.0	1.1	(0.1)	1.5	2.1	(0.6)
Total Operating Expenses	35.4	31.6	3.8	68.5	62.2	6.3	137.0	128.3	8.7

Questar Pipeline 2010 Form 10-Q

Net gain from asset sales	-	0.2	(0.2)	0.1	0.3	(0.2)	0.3	0.8	(0.5)
Operating Income	$31.3	$29.9	$1.4	$64.8	$59.2	$5.6	$120.8	$116.0	$4.8
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers (recast)	162.7	163.2	(0.5)	318.4	318.3	0.1	624.2	645.7	(21.5)
For Questar Gas	29.6	26.7	2.9	73.6	71.1	2.5	115.4	118.7	(3.3)
Total Transportation	192.3	189.9	2.4	392.0	389.4	2.6	739.6	764.4	(24.8)
Transportation revenue (per dth)	$0.25	$0.23	$0.02	$0.24	$0.22	$0.02	$0.25	$0.22	$0.03
Net firm-daily transportation demand at June 30 (in Mdth)	4,671	4,221	450	-	-	-	-	-	-
Natural gas processing
NGL sales (MMgal)	4.3	2.7	1.6	7.7	5.7	2.0	14.1	10.2	3.9
NGL sales price (per gal)	$1.27	$0.81	$0.46	$1.37	$0.70	$0.67	$1.26	$1.08	$0.18

Revenues

As of June 30, 2010, Questar Pipeline had net firm-transportation contracts of 4,671 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,221 Mdth per day as of June 30, 2009. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the 2010 periods compared to the 2009 periods was due primarily to a compression expansion of the Overthrust Pipeline system that was completed in the fourth quarter of 2009. The Company has long-term firm-transportation contracts of 460 Mdth per day associated with this expansion.

Questar Gas Company (Questar Gas), an affiliate, is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

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

NGL sales were 165% higher in the first half of 2010 over the first half of 2009 due to a 96% increase in NGL prices and a 35% increase in sales volume. Volumes increased due to the 2009 completion of a processing plant near Price, Utah.

Expenses

Operating and maintenance expenses increased by 7% in the second quarter of 2010, 2% in the first half of 2010 and 9% in the 12 months ended June 30, 2010, compared to corresponding 2009 periods. The increased costs are due primarily to higher maintenance costs. General and administrative expenses increased by 20% in the second quarter of 2010, 21% in the first half of 2010 and 15% in the 12 months ended June 30, 2010, compared to corresponding 2009 periods. These increases are due to higher compensation and employee benefit expenses driven by Questar’s recent stock performance. Operating, maintenance, general and administrative expenses per dth transported increased to $0.10 in the first half of 2010 compared with $0.09 in the first half of 2009. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense was up 9% in the first half of 2010 compared to the first half of 2009 because of increased investment in plant and equipment including the compression expansion of Overthrust Pipeline, a processing plant and replacement of pipeline facilities.

Forward-Looking Statements

This quarterly report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,”

Questar Pipeline 2010 Form 10-Q

“estimate,” “expect,” “project,” “intend,” “plan,” “believe,” "may," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Questar Pipeline is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

The Ute Indian Tribe (Tribe) claims that Questar is in breach of a Surface Use and Access Concession Agreement dated effective January 1, 2005, (SUA) between the Tribe and Questar and its former affiliates QEP Field Services and QEP Energy, and alleges that QEP Field Services failed to strictly follow the notice and application requirements of the SUA. The SUA is important to Questar to conduct pipeline and gas distribution operations on the Uintah and Ouray Indian Reservation. By letter dated July 22, 2010, the Tribe threatened to deny Questar and former Questar companies access to the Reservation. Questar denies the allegations and has notified the Tribe of potential claims of breach by the Tribe under the SUA in denying access to Questar and the parties have triggered an informal resolution process likely leading to arbitration under the SUA.

Questar Pipeline 2010 Form 10-Q

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

31.1.

Certification signed by R. Allan Bradley, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR PIPELINE COMPANY

(Registrant)

August 10, 2010

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer

August 10, 2010

/s/Martin H. Craven

Martin H. Craven

Vice President, Chief Financial Officer

and Treasurer

Exhibits List

Exhibit No.

Exhibits

31.1.

Certification signed by R. Allan Bradley, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by R. Allan Bradley, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline 2010 Form 10-Q

10